Form 10-Q
period 2001-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 10
filed 2002-07-29
CIK 1156815

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended December 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission file number: 333-67670


                 WNC HOUSING TAX CREDIT FUND VI, L.P., Series 9
                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10

             California                          33-0974533
             California                          33-0974362
      State or other  jurisdiction  of       (I.R.S.  Employer
        incorporation or organization         Identification No.)


              3158 Redhill Avenue, Suite 120, Costa Mesa, CA 92626

                                 (714) 662-5565


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
----   -------

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)

                               INDEX TO FORM 10-Q

                                December 31, 2001




PART I. FINANCIAL INFORMATION

Series 9

  Item 1. Financial Statements

       Balance Sheets, December 31, 2001.......................................3

       Notes to Balance Sheet..................................................4

  Item 2.  Management's Discussion and Analysis of Financial
            Condition .........................................................8

  Item 3.  Quantitative and Qualitative Disclosures About Market Risks.........9

Series 10

Series 10 currently has no assets or liabilities and has had no operations. Accordingly, no financial information is included herein for Series 10.

PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings...................................................9

  Item 6.  Exhibits and Reports on Form 8-K....................................9

  Signatures..................................................................10

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)

                                 BALANCE SHEETS

                                December 31, 2001
                                   (unaudited)


ASSETS

Cash                                                                                           $         1,005
                                                                                                 --------------

                                                                                               $         1,005
                                                                                                 ==============




LIABILITIES AND PARTNERS' EQUITY


Commitments and contingencies (Note 2)

Partners' equity (Note 1):
   General partner                                                                             $           100
   Limited partners                                                                                      1,005
                                                                                                 --------------

     Total partners' equity                                                                    $         1,105
                                                                                                 ==============



                    See accompanying notes to balance sheet

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)

                             NOTES TO BALANCE SHEET

                                December 31, 2001
                                   (unaudited)


                                        4
NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

General
-------

The information contained in the following notes to the balance sheet is condensed from that which would appear in the annual financial statements; accordingly, the balance sheet included herein should be reviewed in conjunction with the August 3, 2001, audited balance sheet included in the Form S-11 filed with the Securities and Exchange Commission on August 16, 2001.

In the opinion of the General Partner, the accompanying  unaudited balance sheet
contains  all  adjustments   (consisting  of  only  normal  recurring  accruals)
necessary to present fairly the financial position as of December 31, 2001.

Organization
------------

WNC Housing Tax Credit Fund VI, L.P., Series 9, (a California Limited Partnership) (the "Partnership") was formed on July 17, 2001 under the laws of the state of California and has not commenced operations. The Partnership was formed to invest primarily in other limited partnerships (the "Local Limited Partnerships") which own and operate multi-family housing complexes (the "Housing Complexes") that are eligible for low income housing tax credits. The local general partners (the "Local General Partners") of each Local Limited Partnership will retain responsibility for maintaining, operating and managing the Housing Complex.

The general partner is WNC & Associates,  Inc. (the "General Partner").  Wilfred
N. Cooper, Sr., through the Cooper Revocable Trust, owns 93.65% of the outstanding stock of WNC & Associates, Inc. Wilfred N. Cooper, Jr., President of WNC, owns 3.01% of the outstanding stock of WNC. The business of the Partnership is conducted primarily through WNC as the Partnership has no employees of its own.

The balance sheet includes only activity relating to the business of the Partnership, and does not give effect to any assets that the partners may have outside of their interests in the Partnership, or to any obligations, including income taxes, of the partners.

The Partnership agreement authorized the sale of up to 25,000 units at $1,000 per Unit ("Units"). As of December 31, 2001, subscriptions for 302 Units in the amount of $302,000, had been sold. The proceeds received from the sale of subscriptions are deposited in an escrow account with US Bank, and, if the required minimum amount of $1,400,000 in cash is not received within one year, no Units will be sold and the proceeds received from the sale of subscriptions will be returned within 30 days, together with interest.

The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits of the Partnership. The limited partners will be allocated the remaining 99.9% of these items in proportion to their respective investments.

After the limited partners have received proceeds from a sale or refinancing equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partner has received proceeds equal to its capital contribution and a subordinated disposition fee from the remainder, any additional sale or refinancing proceeds will be distributed 90% to the limited partners (in proportion to their respective investments) and 10% to the General Partner.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)

                       NOTES TO BALANCE SHEET - CONTINUED

                                December 31, 2001
                                   (unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

Risks and Uncertainties
-----------------------

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the low income housing credit could be recaptured and that neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the HousingComplexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes: difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership
Interests: limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are or will be subject to mortgage indebtedness. If a Local Limited Partnership does not makes its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and low income housing credits. As a limited partner of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the Local General Partners of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards and natural disasters which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General Partners, there can be no assurance that the anticipated low income housing credits will be available to Limited Partners.

In addition Limited Partners are subject to risks in that the rules governing the low income housing credit are complicated, and the use of credits can be limited. The only material benefit from an investment in Units may be the low income housing credits. There are limits in the transferability of Units, and it is unlikely that a market for Units will develop. All management decisions will be made by the General Partner.

Method of Accounting for Investments in Limited Partnerships
------------------------------------------------------------

The Partnership intends to account for its investments in limited partnerships using the equity method of accounting, whereby the Partnership will adjust its investment balance for its share of the Local Limited Partnership's results of operations and for any distributions received. The accounting policies of the Local Limited Partnerships are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments will be capitalized as part of the investment and amortized over 30 years.

Offering Expenses
-----------------

Offering expenses are expected to consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with the selling of limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs inclusive of selling commissions and dealer manager fees, in excess of 13% of the total offering proceeds. Offering expenses will be reflected as a reduction of limited partners' capital.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)

                       NOTES TO BALANCE SHEET - CONTINUED

                                December 31, 2001
                                   (unaudited)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

NOTE 2 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Effective November 14, 2001, the Partnership is offering up to 25,000 limited partnership units at $1,000 per unit (the "Units"). The balance sheet does not include certain Partnership legal, accounting, and other organization and offering costs paid and to be paid by the General Partner and/or affiliates of the General Partner. If the minimum offering amount of $1,400,000 is raised, the Partnership will be required to reimburse the General Partner and/or its affiliates for such fees out of the proceeds of the offering, up to certain maximum levels set forth below. In the event the Partnership is unable to raise the minimum offering amount, the General Partner will absorb all organization and offering costs.

The reader of this balance sheet should refer to the Form S-11, filed with the Securities and Exchange Commission on August 16, 2001, for a more thorough description of the Partnership, and the terms and provisions thereunder.

The Units are being offered by WNC Capital Corporation, a wholly owned subsidiary of the General Partner.

If the minimum offering amount of $1,400,000 is raised, the Partnership will be obligated to the General Partner or affiliates for certain acquisition, management and other fees as set forth below:

Acquisition and investment management fees up to 7%, as defined, of the gross proceeds from the sale of the Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.

A non-accountable acquisition expense reimbursement equal to 2% of the gross proceeds from the sale of the Units.

Payment of a non-accountable organization and offering expense reimbursement, and reimbursement for dealer manager and selling expenses advanced by the General Partner or affiliates on behalf of the Partnership. These reimbursements plus all other organizational and offering expenses, inclusive of sales commissions and dealer manager fees, are not to exceed 13% of the gross proceeds from the sale of Units.

An annual management fee not to exceed to 0.5% of the invested assets of the Local Limited Partnerships, as defined.

A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold by the Local Limited Partnerships. Payment of this fee is subordinated to the limited partners receiving distributions equal to their capital contributions and their return on investment (as defined in the Partnership's First Amended and Restated Agreement of Limited Partnership) and is payable only if services are rendered in the sales effort.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)

                       NOTES TO BALANCE SHEET - CONTINUED

                                December 31, 2001
                                   (unaudited)

NOTE 2 - COMMITMENTS AND CONTINGENCIES, continued
-------------------------------------------------

As of December 31, 2001, the General Partner had incurred costs of approximately $175,000 related to the start-up and organization of the Partnership. Such costs will be reimbursed by the Partnership to the General Partner, except that in the event that sales of the Units do not meet the minimum offering amount of $1,400,000, these costs will be borne in full by the General Partner.

As of February 8, 2002, a total of 741 Units had been sold totaling $741,000 in capital contributions

NOTE 3 - INCOME TAXES
---------------------

No provision for income taxes will be recorded in the financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

WNC Housing Tax Credit Fund VI, L.P. Series 9 ( The "Partnership") has only nominal funds as it has not yet commenced operations and the capital anticipated to be raised through its public offering of Units has not yet become available.

The Partnership plans to raise equity capital from investors by means of its public offering, and then to apply such funds, including the installment payments on the investor promissory notes as received, to the purchase price and acquisition fees and costs of local limited partnerships, reserves and expenses of the offering.

It is not expected that any of the local limited partnerships will generate cash from operations sufficient to provide distributions to investors in any significant amount. Cash from operations, if any, would first be used to meet operating expenses of the Partnerships. Operating expenses include the asset management fee.

Investments in local limited partnerships are not readily marketable. Such investments may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the apartment complexes, the local limited partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled. Nevertheless, WNC & Associates, Inc. anticipates that capital raised from the sale of the Units will be sufficient to fund the Partnership's future investment commitments and proposed operations.

The capital needs and resources of the Partnership are expected to undergo major changes during its first several years of operations as a result of the completion of its offering of Units and its acquisition of investments. Thereafter, The Partnership' capital needs and resources are expected to be relatively stable.

Item 3: Quantitative and Qualitative Disclosures Above Market Risks

Not Applicable

Part II.  Other Information

Item 1.  Legal Proceedings

None

Item 6.  Exhibits and Reports on Form 8-K

None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 9
WNC HOUSING TAX CREDIT FUND VI, L.P., Series 10
----------------------------------------------
(Registrant)

By:   WNC & Associates, Inc., General Partner



By:   /s/ Wilfred N. Cooper, Jr.
       -------------------------
Wilfred N. Cooper, Jr., President
Chief Operating Officer of WNC & Associates, Inc.


Date: July 23, 2002



By:  /s/ Thomas J. Riha
     ------------------
Thomas J. Riha, Vice President
 Chief Financial Officer of WNC & Associates, Inc.

Date: July 23, 2002