Form 10-Q
period 2002-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 10
filed 2002-08-23
CIK 1156815

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from ________ to ___________

                        Commission file number: 333-67670


                 WNC HOUSING TAX CREDIT FUND VI, L.P., Series 9
                 WNC HOUSING TAX CREDIT FUND VI, L.P., Series 10


California                                                           33-0974533
                                                                     33-0974362
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)


                         3158 Redhill Avenue, Suite 120
                              Costa Mesa, CA 92626
                    (Address of principal executive offices)

                                 (714) 662-5565
                               (Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X       No
    ---------    ----

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)

                               INDEX TO FORM 10-Q

                       For the Quarter Ended June 30, 2002




PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

             Balance Sheets,
              June 30, 2002 and March 31, 2002.................................3

             Statements of Operations
              For the three months ended June 30, 2002 ........................4

             Statement of Partners' Equity (Deficit)
              For the three months ended June 30, 2002 ........................5

             Statements of Cash Flows
              For the three months ended June 30, 2002  .......................6

              Notes to Financial Statements....................................7


     Item 2.  Management's Discussion and Analysis of Financial
              Condition ......................................................12

     Item 3.  Quantitative and Qualitative Disclosures About Market Risks.....13

Series 10

Series 10 currently has no assets or liabilities and has had no operations. Accordingly no financial information is included herein for Series 10.

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings...............................................13

     Item 6.  Exhibits and Reports on Form 8-K................................13

     Signatures...............................................................14

     Certification Pursuant To 18 U.S.C. Section 1350.........................15

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)

                                 BALANCE SHEETS





ASSETS                                                        June 30, 2002              March 31, 2002
                                                              -------------              --------------
                                                               (unaudited)

Cash and cash equivalents                              $               2,497,909   $               1,221,805
Investments in limited partnerships, net (Note 2)                      3,674,142                     173,781
Subscriptions and interest receivable                                    440,840                     364,026
                                                         ------------------------    ------------------------

                                                       $               6,612,891   $               1,759,612
                                                         ========================    ========================


LIABILITIES AND PARTNERS' EQUITY
Liabilities:
   Accrued fees and expenses due to
      General Partner and affiliates (Note 3)          $                 144,195   $                 228,940
   Other liabilities                                                           -                       6,900
   Notes payables to limited partnerships (Note 4)                     2,453,577                           -
                                                         ------------------------    ------------------------

      Total liabilities                                                2,597,772                     235,840
                                                         ------------------------    ------------------------

Commitments and contingencies

Partners' equity (deficit):
   General partner                                                          (272)                         92
   Limited Partners (25,000 units authorized
    and 4,797 and 1,933 units issued and
    outstanding at June 30 and March 31, 2002)                         4,015,391                   1,523,680
                                                         ------------------------    ------------------------

     Total partners' equity                                            4,015,119                   1,523,772
                                                         ------------------------    ------------------------

                                                       $               6,612,891   $               1,759,612
                                                         ========================    ========================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)

                             STATEMENT OF OPERATIONS

                    For the Three Months Ended June 30, 2002

                                   (unaudited)


          Interest income                              $                               7,219
                                                         ------------------------------------

          Operating expenses:
            Amortization (Note 2)                                                      2,095
            Asset management fees (Note 3)                                            11,230
            Legal and accounting                                                         240
            Other                                                                          1
                                                         ------------------------------------

              Total operating expenses                                                13,566
                                                         ------------------------------------

          Loss from operations                                                        (6,347)

          Equity in gains of
           limited partnerships (Note 2)                                               3,664
                                                         ------------------------------------

          Net loss                                     $                              (2,683)
                                                         ====================================

          Net loss allocated to:
            General Partner                            $                                  (3)
                                                         ====================================

            Limited Partners                           $                              (2,680)
                                                         ====================================

          Net loss per limited
            partner unit                               $                                  (1)
                                                         ====================================

          Outstanding weighted limited
            partner units                                                              3,365
                                                         ====================================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                    For the Three Months Ended June 30, 2002

                                   (unaudited)

                                                          General              Limited
                                                          Partner              Partners                 Total
                                                       ---------------      ----------------      ------------------

Partners' equity at March 31, 2002                   $             92     $       1,523,680     $         1,523,772

Sales of Limited Partnerships units,
     net of discounts of $350                                       -             2,863,650               2,863,650
Less Limited Partnership units issued for
     promissory notes receivable                                    -                (8,500)                 (8,500)
Offering expenses                                                (361)             (360,759)               (361,120)

Net loss                                                           (3)               (2,680)                 (2,683)
                                                       ---------------      ----------------      ------------------

Partners' equity (deficit) at June 30, 2002          $           (272)     $      4,015,391     $         4,015,119
                                                       ===============      ================      ==================

       See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)

                             STATEMENT OF CASH FLOWS
                    For the Three Months Ended June 30, 2002

                                   (unaudited)


         Cash flows from operating activities:
           Net loss                                                      $                 (2,683)
             Adjustments to reconcile net loss to net
               cash used in operating activities:
                 Amortization                                                               2,095
                 Equity in gains of limited partnerships                                   (3,664)
                 Change in accrued  fees and expenses due to
                    General Partner and affiliates, net                                    10,056
                                                                           ------------------------
         Net cash provided by operating activities                                          5,804
                                                                           ------------------------

         Cash flows from investing activities:
             Investments in limited partnerships, net                                  (3,235,910)
             Notes Payable                                                              2,453,577
             Capitalized acquisition fees                                                (262,882)
             Acquisition fees payable                                                      14,000
             Acquisition costs payable                                                      4,000
                                                                           ------------------------
         Net cash used in investing activities                                         (1,027,215)
                                                                           ------------------------

         Cash flows from financing activities:
             Sales of limited partner units                                             2,863,650
             Capital contributions receivable                                              (8,500)
             Subscriptions receivable                                                     (76,500)
             Offering expenses                                                           (361,120)
             Offering expenses payable                                                   (120,015)
                                                                           ------------------------
         Net cash provided by financing activities                                      2,297,515
                                                                           ------------------------

         Net increase in cash and cash equivalents                                      1,276,104

         Cash and cash equivalents, beginning of period                                 1,221,805
                                                                           ------------------------

         Cash and cash equivalents, end of period                        $              2,497,909
                                                                           ========================

         SUPPLEMENTAL DISCLOSURE OF CASH FLOW
            INFORMATION:
            Taxes paid                                                   $                    800
                                                                           ========================

         During the three months ended June 30, 2002, the Partnership sold limited partnership units for promissory notes totaling $8,500.


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                       For the Quarter Ended June 30, 2002

                                   (unaudited)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2002.

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

WNC & Associates, Inc. ("Associates") is the general partner of the Partnership (the "General Partner"). The chairman and president own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates as the Partnership has no employees of its own.

The financial statements include only activity relating to the business of the Partnership, and does not give effect to any assets that the partners may have outside of their interests in the Partnership, or to any obligations, including income taxes, of the partners.

The Partnership shall continue in full force and effect until December 31, 2062 unless terminated prior to that date, pursuant to the partnership agreement or law.

The Partnership agreement authorized the sale of up to 25,000 units at $1,000 per Unit ("Units"). As of June 30, 2002, 4,797 Units, representing subscriptions in the amount of $4,707,000, had been accepted. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and tax credits of the Partnership. The limited partners will be allocated the remaining 99.9% interest in proportion to their respective investments.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                       For the Quarter Ended June 30, 2002

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

Offering Expenses
-----------------

Offering expenses are expected to consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with the selling of limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs excluding selling commissions and dealer manager fees. Offering expenses will be reflected as a reduction of limited partners' capital and amounted to $360,120 as of June 30, 2002. .

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                       For the Quarter Ended June 30, 2002

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with remaining maturity of three months or less when purchased to be cash equivalents. As of June 30, 2002 and March 31, 2002, the Partnership had no cash equivalents.

Concentration of Credit Risk
----------------------------

At June 30, 2002, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

Net Loss Per Limited Partner Unit
---------------------------------

Net loss per limited partner unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per unit includes no dilution and is computed by dividing loss available to limited partners by the weighted average number of units outstanding during the period. Calculation of diluted net income per unit is not required.

Reporting Comprehensive Income
------------------------------

The Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income established standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Partnership had no items of other comprehensive income for all the periods presented, as defined by SFAS No. 130.

New Accounting Pronouncement
----------------------------

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and generally, is to be applied prospectively. The Partnership does not expect SFAS 144 to have a material impact on its financial position or results of operations.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of June 30, 2002, the Partnership has acquired limited partnership interests in 5 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 209 apartment units. As of June 30, 2002, construction or rehabilitation of four of the Housing Complexes were still in process. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.9%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                       For the Quarter Ended June 30, 2002

                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Equity in losses of the Local Limited Partnerships is recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of June 30, 2002, no investment accounts in Local Limited Partnerships had reached a zero balance.

The following is a summary of the equity method activity of the investments in local limited partnerships as of:

                                                               June 30, 2002            March 31, 2001
                                                            ---------------------      ------------------

Investments  in  limited  partnerships,   beginning  of
period                                                    $             173,781      $                -
Capital contributions  paid, net                                      3,235,910                       -
Capitalized acquisition fees and costs                                  262,882                 173,970
Equity in loss of limited partnership                                     3,664                       -
Amortization of capitalized acquisition fees and costs                   (2,095)                   (189)
                                                            ---------------------      ------------------

Investments in limited partnerships, end of period        $           3,674,142      $          173,781
                                                            =====================      ==================

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of June 30, 2002, the Partnership incurred acquisition fees of $335,790. Accumulated amortization of these capitalized costs was $2,110 and $147 as of June 30, 2002 and March 31, 2002, respectively.

(b) Acquisition costs of 2% of the gross proceeds from the sale of Units as full reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. As of June 30, 2002, the Partnership incurred acquisition costs of $95,940. Accumulated amortization of these capitalized costs was $153 and $42 as of June 30, 2002 and March 31, 2002, respectively.

(c) An annual asset management fee not to exceed 0.5% of the invested assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the housing complexes) of the Local Limited Partnerships. Management fees of $11,230 incurred during the three months ended June 30, 2002.

(d) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                       For the Quarter Ended June 30, 2002

                                   (unaudited)


NOTE 3 - RELATED PARTY TRANSACTIONS, continued

Accrued fees and expenses due to the General Partner and affiliates consisted of the following as of:

                                                                   June 30, 2002            March 31, 2002
                                                                ---------------------       ---------------------

       Acquisition fees payable                              $                43,120     $               29,120
       Acquisition costs payable                                              12,320                      8,320
       Organization, offering, and selling costs payable                      24,640                     16,640
       Commissions payable                                                    45,955                    173,970
       Asset management fees payable                                          11,230                          -
       Reimbursements for expenses paid by the
        General Partner or an affiliate                                        6,930                        890
                                                                ---------------------       ---------------------

         Total                                               $               144,195     $              228,940
                                                                =====================       =====================

NOTE 4 - PAYABLES TO LIMITED PARTNERSHIPS
-----------------------------------------

Payables to limited partnerships amounting to $2,453,577 at June 30, 2002 and $0 at March 31, 2002 represent amounts, which are due at various times based on conditions specified in the respective limited partnership agreements. These contributions are payable in installments and are generally due upon the limited partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment).

NOTE 5 - INCOME TAXES
---------------------

No provision for income taxes will be recorded in the financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

NOTE 6 - SUBSCRIPTIONS AND NOTES RECEIVABLE
-------------------------------------------

As of June 30, 2002, the Partnership had received subscriptions for 4,797 units which included subscriptions receivable of $440,500 and promissory notes of $160,000, of which $440,500 of the subscription receivables were collected and $0 of the promissory notes were collected after June 30, 2001 and prior to the issuance of these financial statements, leaving an unpaid balance of $160,000. Limited partners who subscribed for ten or more units of limited partner interests ($10,000) could elect to pay 50% of the purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable, together with interest at a rate equal to the three month treasury bill rate as of the date of execution of the promissory note, due no later than 13 months after the subscription date.

NOTE 7 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

From July 1, 2002 to August 2, 2002, the Partnership acquired two Local Limited Partnership interests which required capital contributions of $1,320,436. Of this amount, $996,730 has been contributed to the Local Limited Partnerships during the period from July 1, 2002 to August 2, 2002.

NOTE 8 - SUBSEQUENT EVENTS
--------------------------

From July 1, 2002 to August 2, 2002, the Partnership received subscriptions for additional 491 Units, for which it has received $200,000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

With the exception of the discussion regarding historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other discussions elsewhere in this Form 10-Q contain forward-looking statements. Such statements are based on current expectations subject to uncertainties and other factors, which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events, which may not prove to be accurate.

Risks and uncertainties inherent in forward-looking statements include, but are not limited to, our future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the low income housing tax credit property market and the economy in general, as well as legal proceedings. Historical results are not necessarily indicative of the operating results for any future period.

Subsequent written and oral forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q and in other reports we filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this filing.

Financial Condition

The Partnership's assets at June 30, 2002 consisted primarily of $2,498,000 in cash, $441,000 in subscriptions receivable, and aggregate investments in the five Local Limited Partnerships of $3,674,000. Liabilities at June 30, 2001 primarily consisted of $2,454,000 due to limited partnerships and $144,000 in advances and other payables due to the General Partner or affiliates.


Results of Operations

It is not expected that any of the local limited partnerships will generate cash from operations sufficient to provide distributions to investors in any significant amount. Cash from operations, if any, would first be used to meet operating expenses of the Partnerships. Operating expenses include the asset management fee.

Investments in local limited partnerships are not readily marketable. Such investments may be affected by adverse general economic conditions, which in turn, could substantially increase the risk of operating losses for the apartment complexes, the local limited partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled. Nevertheless, WNC & Associates, Inc. anticipates that capital raised from the sale of the Units will be sufficient to fund the Partnership's future investment commitments and proposed operations.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 10
-----------------------------------------------
(Registrant)

By:   WNC & Associates, Inc., General Partner



By:   /s/ Wilfred N. Cooper, Jr.
       -------------------------
Wilfred N. Cooper, Jr., President
Chief Operating Officer of WNC & Associates, Inc.


Date:  August 2, 2002



By:  /s/ Thomas J. Riha
Thomas J. Riha, Vice President
Chief Financial Officer of WNC & Associates, Inc.

Date:  August 2, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of WNC Housing Tax Credit fund VI, L.P., Series 10 (the "Partnership") for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C., section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, I, Wilfred N. Cooper, Sr., Chairman and Chief Executive Officer of WNC & Associates, Inc., general partner [of the general partner] of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.   The information  contained in the Report fairly  presents,  in all material
     respects,   the  financial  condition  and  result  of  operations  of  the
     Partnership.


/s/WILFRED N. COOPER, SR.
-------------------------
Wilfred N. Cooper, Sr.
Chairman and Chief Executive Officer of WNC & Associates, Inc.
August 2, 2002





                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of WNC Housing Tax Credit fund VI, L.P., Series 10 (the "Partnership") for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C., section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, I, Thomas J. Riha, Chief Financial Officer of WNC & Associates, Inc., general partner [of the general partner] of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.   The information  contained in the Report fairly  presents,  in all material
     respects,   the  financial  condition  and  result  of  operations  of  the
     Partnership.


/s/THOMAS J. RIHA
-----------------
Thomas J. Riha
Chief Financial Officer of WNC & Associates, Inc.
August 2, 2002