Form 10-Q
period 2002-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 10
filed 2003-02-13
CIK 1156815

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

      |X|      UARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

                                       OR

      |_|    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from ________ to ___________

                        Commission file number: 333-67682


                 WNC HOUSING TAX CREDIT FUND VI, L.P., Series 10


                              California 33-0974362
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)


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

Yes    X       No


Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes            No   X

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)

                                      INDEX
                                December 31, 2002


PART I. FINANCIAL INFORMATION

     Item 1. Financial Statement

               Balance Sheet, December 31, 2002................................3

                Notes to Balance Sheet.........................................4

     Item 2.  Management's Discussion and Analysis of Financial Condition .....8

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......9

     Item 4. Controls and Procedures...........................................9

PART II. OTHER INFORMATION

     Item 2.  Changes in Securities and Use of Proceeds........................9

     Item 5.  Other information................................................9

     Item 6.  Exhibits and Reports on Form 8-K.................................9

     Signatures...............................................................10

     Certifications...........................................................11

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)

                                  BALANCE SHEET




                                                                December 31, 2002

                                                            ---------------------------

ASSETS

Cash                                                      $                      1,100
                                                            ---------------------------

                                                          $                      1,100
                                                            ===========================

LIABILITIES AND PARTNERS' EQUITY

Commitments and Contingencies (Note 2)

Partners' equity (Note 1):
   General partner                                        $                        100
   Initial limited partners                                                      1,000
                                                            ---------------------------

     Total partners' equity                               $                      1,100
                                                            ===========================


                     See accompanying notes to balance sheet
                                        3

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)

                             NOTES TO BALANCE SHEET

                                December 31, 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

Organization
------------

WNC Housing Tax Credit Fund VI, L.P., Series 10 (a California Limited Partnership) (the "Partnership") was formed on July 17, 2001 under the laws of the State of California and has not commenced operations. The Partnership was formed to invest primarily in other limited partnerships (the "Local Limited Partnerships") which own and operate multi-family housing complexes (the "Housing Complexes") that are eligible for low-income housing tax credits. The local general partners (the "Local General Partners") of each Local Limited Partnership will retain responsibility for maintaining, operating and managing the Housing Complex.

The general partner is WNC & Associates, Inc. (the "General Partner"). The chairman of the General Partner owns substantially all of the outstanding stock of the General Partner.

The balance sheet includes only activity relating to the business of the Partnership, and does not give effect to any assets that the partners may have outside of their interests in the Partnership, or to any obligations, including income taxes, of the partners.

Allocations under the Terms of the Partnership Agreement
--------------------------------------------------------

The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits of the Partnership. The limited partners will be allocated the remaining 99.9% of these items in proportion to their respective investments in units of limited partnership interest in the Partnership (the "Units").

After the limited partners have received proceeds from a sale or refinancing equal to their capital contributions and their return on investment (as defined in the Partnership's Agreement of Limited Partnership) and the General Partner has received proceeds equal to its capital contribution and a subordinated disposition fee (as described in Note 2), any additional sale or refinancing proceeds will be distributed 90% to the limited partners (in proportion to their respective investments in Units) and 10% to the General Partner.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)

                       NOTES TO BALANCE SHEET (Continued)

                                December 31, 2002


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

Risks and Uncertainties
-----------------------

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the low-income housing credit could be recaptured and that neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnership; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are or will be subject to mortgage indebtedness. If a Local Limited Partnership does not make its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and the loss and the recapture of low-income housing credits. As a limited partner of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the Local General Partners of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards and natural disasters, which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General Partners, there can be no assurance that the anticipated low-income housing credits will be available to Limited Partners.

In addition, Limited Partners are subject to risks in that the rules governing the low-income housing credit are complicated, and the use of credits can be limited. The only material benefit from an investment in Units may be the low-income housing credits. There are limits on the transferability of Units, and it is unlikely that a market for Units will develop. All management decisions will be made by the General Partner.

Method of Accounting for Investments in Limited Partnerships
------------------------------------------------------------

The Partnership intends to account for its investments in limited partnerships using the equity method of accounting, whereby the Partnership will adjust its investment balance for its share of the Local Limited Partnership's results of operations and for any distributions received. The accounting policies of the Local Limited Partnerships are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments will be capitalized as part of the investment and amortized over 30 years (see Note
2).

Losses from Local Limited Partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero.

-------------------------------------------------------------------------------

Offering Expenses
-----------------

Offering expenses are expected to consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with the selling of the Units. The General Partner is obligated to pay all offering and organization costs excluding retail selling commissions and dealer manager fees from its non-accountable expense reimbursement. Offering expenses will be reflected as a reduction of limited partners capital.

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

NOTE 2 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

The Partnership is offering up to 25,000 Units at $1,000 per Unit. The balance sheet does not include certain Partnership legal, accounting, and other organization and offering costs paid and to be paid by the General Partner and/or affiliates of the General Partner. If the minimum offering amount of $1,400,000 is raised, the Partnership will be required to reimburse the General Partner and/or its affiliates for such fees out of the proceeds of the offering, up to certain maximum levels set forth below. In the event the Partnership is unable to raise the minimum offering amount, the General Partner will absorb all organization and offering costs.

The reader of this financial statement should refer to the WNC Housing Tax Credit Fund VI, L.P., Series 10 Agreement of Limited Partnership and prospectus for a more thorough description of the Partnership, and the terms and provisions thereunder.

The Units are being offered by WNC Capital Corporation, a wholly-owned subsidiary of the General Partner.

If the minimum offering amount of $1,400,000 is raised, the Partnership will be obligated to the General Partner or affiliates for certain acquisition, management and other fees as set forth below:

(a) Acquisition fees up to 7% of the gross proceeds from the sale of the Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.

(b) A non-accountable acquisition expense reimbursement equal to 2% of the gross proceeds from the sale of the Units.

(c) A non-accountable organization and offering expense reimbursement and reimbursement equal to 4% of the gross proceeds from the sale of the Units, a dealer manager fee equal to 2% of the gross proceeds from the sale of the Units, and reimbursement for retail selling commissions advanced by the General Partner or affiliates on behalf of the Partnership. This reimbursement plus all other organizational and offering expenses, inclusive of the non-accountable organization and offering expense reimbursement, and the dealer manager fees, are not to exceed 13% of the gross proceeds from the sale of Units.

-------------------------------------------------

(d) An annual asset management fee equal to 0.5% of the invested assets (defined as the Partnership's capital contribution plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the Housing Complexes).

(e) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving distributions equal to their capital contributions and their return on investment (as defined in the Agreement of Limited Partnership) and is payable only if services are rendered in the sales effort.

NOTE 3 - INCOME TAXES
---------------------

No provision for income taxes will be recorded in the financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition
-------------------------------------------------------------------

WNC Housing Tax Credit Fund VI, L.P. Series 10 (the "Partnership") has only nominal funds as it has not yet commenced operations and the capital anticipated to be raised through its public offering of Units has not yet become available.

The Partnership plans to raise equity capital from investors by means of its public offering, and then to apply such funds, including the installment payments on the investor promissory notes as received, to the purchase price and acquisition fees and costs of local limited partnerships, reserves and expenses of the offering.

It is not expected that any of the local limited partnerships will generate cash from operations sufficient to provide distributions to investors in any significant amount. Cash from operations, if any, would first be used to meet operating expenses of the Partnership. Operating expenses include the asset management fee.

Investments in local limited partnerships are not readily marketable. Such investments may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the apartment complexes, the local limited partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled. Nevertheless, WNC & Associates, Inc. (the "General Partner") anticipates that capital raised from the sale of the Units will be sufficient to fund the Partnership's future investment commitments and proposed operations.

The Partnership will establish working capital reserves of at least 3% of its capital contributions. The General Partner believes this amount will be sufficient to pay the operating costs and administrative expenses of the Partnership, which include: the asset management fee to the General Partner; expenses attendant to the preparation of tax returns; expenses attendant to the preparation and dissemination of reports to the investors; and other investor servicing obligations of the Partnership.

However, liquidity would be adversely affected by unanticipated or greater than anticipated operating costs. Defaults or delays in payment of investor promissory notes could also affect liquidity. Such payments are expected to fund a portion of the working capital reserves. To the extent that working capital reserves are insufficient to satisfy the cash requirements of the Partnership, additional funds would be sought through bank loans or other institutional financing. The Partnership may also use any cash distributions received from the local limited partnerships to pay operating or administrative expenses or to replenish or increase working capital reserves.

The Partnership does not have the ability to assess its investors to provide additional capital if needed by the Partnership or its local limited partnerships. Accordingly, if circumstances arise that cause the Partnership's local limited partnerships to require capital in addition to that contributed by the Partnership and any equity of the local general partners, the only possible sources of such capital will be: the limited reserves of the Partnership; third-party debt financing, which may not be available as the apartment complexes already will be substantially leveraged; advances of the local general partners; advances of the General Partner; other equity sources, which could adversely affect the Partnership's interest in tax credits and cash distributions and result in adverse tax consequences to the investors; or the sale of the apartment complexes, which could have the same adverse effects.

There can be no assurance that funds from any of such sources would be readily available in sufficient amounts to fund the capital requirements of the local limited partnerships in question. If such funds are not available, the local limited partnerships would risk foreclosure on their apartment complexes.

The capital needs and resources of the Partnership are expected to undergo major changes during its first several years of operations as a result of the completion of its offering of Units and its acquisition of investments. Thereafter, the Partnership's capital needs and resources are expected to be relatively stable.

Item 3: Quantitative and Qualitative Disclosures Above Market Risk
------------------------------------------------------------------

Not Applicable

Item 4. Procedures and Controls
-------------------------------

Within the 90 days prior to the date of this report, the General Partner carried out an evaluation, under the supervision and with the participation of the General Partner's management, including the General Partner's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a- 14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures are effective. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


Part II.  OTHER INFORMATION
---------------------------

Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------

On December 9, 2002, WNC Housing Tax Credit Fund VI, L.P., Series 10 sold one unit of limited partnership interest to Wilfred N. Cooper, Jr. and David N. Shafer, officers, directors and shareholders of the General Partner, for the sum of $1,000. Said transaction was exempt from the registration requirements of the Securities Act of 1933, pursuant to Section 4(2) thereof, as a transaction not constituting a public offering.

Item 5.  Other Information
--------------------------

Wilfred N. Cooper, Jr. has assumed the role of Chief Executive Officer of WNC & Associates Inc. Wilfred N. Cooper, Sr., who previously held the role of Chief Executive Officer, remains the Chairman of the Board.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)      Reports on Form 8-K.
          None.

(b)      Exhibits.

99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 10
(Registrant)

By:   WNC & Associates, Inc., General Partner



By:   /s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.
President - Chief Executive Officer of WNC & Associates, Inc.
Date:  February 11, 2003





By:  /s/ Thomas J. Riha
Thomas J. Riha
Vice President - Chief Financial Officer of WNC & Associates, Inc.
Date:  February 11, 2003

                                 CERTIFICATIONS

I,   Wilfred N. Cooper, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 11, 2003


/s/ Wilfred N. Cooper, Jr.

President and Chief Executive Officer of WNC & Associates, Inc.

                                 CERTIFICATIONS

I, Thomas J. Riha, certify that:

1. I have reviewed this quarterly report on Form 10-Q of WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 11, 2003


/s/Thomas J. Riha

Vice-President - Chief Financial Officer of WNC & Associates, Inc.


 12