Form 10-K
period 2003-03-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 10
filed 2003-06-06
CIK 1156815

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

  |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                    For the fiscal year ended March 31, 2003

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

                                      NONE

           Securities registered pursuant to section12(g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. <060>o<048><057><057><062>

Indicate by check mark whether the registrant is an accelerated filer.
Yes               No      X
-------           -----------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

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

PART 1.

Item 1.  Business

Organization

WNC Housing Tax Credit Fund, VI, L.P., Series 10 (the "Partnership") was formed under the California Revised Limited Partnership Act on July 17, 2001, and commenced operations on February 28, 2003. The Partnership was formed to invest primarily in other limited partnerships or limited liability companies (the "Local Limited Partnerships") which will own and operate multifamily housing complexes that are eligible for low-income housing federal and, in certain cases, California income tax credits ("Low-Income Housing Credit").

The general partner of the Partnership is WNC & Associates, Inc. ("Associates" or the "General Partner".) The chairman and the president own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

Pursuant to a supplement dated February 28, 2003 to the prospectus of the Partnership dated November 14, 2001, on March 6, 2003, the Partnership commenced a public offering of 25,000 units of Limited Partnership Interest ("Units"), at a price of $1,000 per Unit. As of March 31, 2003, the Partnership had accepted no subscriptions for Units. Holders of Units are referred to herein as "Limited Partners." Effective May 15, 2003, the Partnership had received the minimum subscriptions for units required to break escrow. Accordingly, from May 15, 2003 and through May 20, 2003, the Partnership has accepted subscriptions for 1,810 units, for which it has received $1,635,360 in cash, net of a $140 volume/ dealer discount, $72,000 in promissory notes and $102,500 in subscriptions receivable.

Description of Business

The Partnership's principal business objective is to provide its Limited Partners with Low-Income Housing Credits. The Partnership's principal business therefore consists of investing as a limited partner or non-managing member in Local Limited Partnerships each of which will own and operate a multi-family housing complex (the "Housing Complexes") which will qualify for the Low-Income Housing Credit. In general, under Section 42 of the Internal Revenue Code, an owner of low-income housing can receive the Low-Income Housing Credit to be used to reduce Federal taxes otherwise due in each year of a ten-year period. In general, under Section 17058 of the California Revenue and Taxation Code, an owner of low-income housing can receive the Low-Income Housing Credit to be used against California taxes otherwise due in each year of a four-year period. Each Housing Complex is subject to a fifteen-year compliance period (the "Compliance Period"), and under state law may have to be maintained as low-income housing for 30 or more years.

In general, in order to avoid recapture of Low-Income Housing Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Housing Complexes, (ii) the difficulty of predicting the resale market for low-income housing 15 or more years in the future, and (iii) the ability of government lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership, as amended "by Supplements thereto" (the "Partnership Agreement"), will be able to be accomplished promptly at the end of the 15-year period. If a Local Limited Partnership is unable to sell its Housing Complex, it is anticipated that the local general partner ("Local General Partner") will either continue to operate such Housing Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. Notwithstanding the preceding, circumstances beyond the control of the General Partner or the Local General Partners may occur during the
Compliance Period, which would require the Partnership to approve the disposition of a Housing Complex prior to the end thereof, possibly resulting in recapture of Low-Income Housing Credits.

Certain Risks and Uncertainties

An investment in the Partnership and the Partnership's investments in Local Limited Partnerships and their Housing Complexes are subject to risks. These risks may impact the tax benefits of an investment in the Partnership, and the amount of proceeds available for distribution to the Limited Partners, if any, on liquidation of the Partnership's investments. Some of those risks include the following:

The Low-Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low-Income Housing Credits and the fractional recapture of Low-Income Housing Credits already taken. In most cases the annual amount of Low-Income Housing Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a profit. Accordingly, the Partnership may be unable to distribute any cash to its investors. Low-Income Housing Credits may be the only benefit from an investment in the Partnership.

The Partnership expects to invest in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex will be subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low-Income Housing Credits, a fractional recapture of prior Low-Income Housing Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership will be a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low-Income Housing Credits and recapture of Low-Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low-Income Housing Credits and tax losses allocable to the investors could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

No trading market for the Units exists or is expected to develop. Investors may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual investors will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

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

(b) At March 31, 2003, the Partnership had one Limited Partner, which was in affiliate of WNC and Associates, Inc.

(c) The Partnership is not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.

(d) No unregistered securities were sold by the Partnership during the year ended March 31, 2003.

Item 5b.

The Partnership is currently conducting an offering pursuant to a registration statement (Commission File No. 333-67670), which was declared effective on November 14, 2001 and was recently supplemented on February 28, 2003. As of March 31, 2003, the Partnership had not accepted any subscriptions for Units.

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                                                                                 March 31
                                                                                              ----------------
                                                                                                   2003
                                                                                              ----------------

ASSETS

Cash and cash equivalents                                                                   $           1,100


                                                                                              ----------------

                                                                                            $           1,100
                                                                                              ================
LIABILITIES AND PARTNERS' EQUITY

Commitments and Contingencies

Partners' equity:
   General Partner                                                                                        100
   Initial limited partner                                                                              1,000
                                                                                              ----------------

                                                                                            $           1,100
                                                                                              ================

Selected results of operations, cash flows, and other information for the Partnership for the following period:

                                                                                              For the period
                                                                                                   from
                                                                                               February 28,
                                                                                                2003 (date
                                                                                                operations

                                                                                              commenced)to
                                                                                              March 31, 2003
                                                                                             -----------------

Net loss                                                                                   $                -
                                                                                             =================

Net loss allocated to:
  General partner                                                                          $                -
                                                                                             =================

  Limited partners                                                                         $                -
                                                                                             =================

Net loss  per limited partner
  unit                                                                                     $                -
                                                                                             =================

Outstanding weighted limited
  partner units                                                                                             -
                                                                                             =================



                                                                                                  For the period
                                                                                                   from February 28,
                                                                                                      2003(date
                                                                                                      operation
                                                                                                    commenced)to
                                                                                                    March 31, 2003
                                                                                                  ---------------------

Net cash provided by (used in):
  Operating activities                                                                               $               -
  Investing activities                                                                                               -
  Financing activities                                                                                               -
                                                                                                       ----------------

Net change in cash and cash
  equivalents                                                                                                        -

Cash and cash equivalents,
  beginning of period                                                                                            1,100
                                                                                                       ----------------

Cash and cash equivalents, end
  of period                                                                                          $           1,100
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

Risks and uncertainties inherent in forward looking statements include, but are not limited to, our future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the low-income housing tax credit property market and the economy in general, as well as legal proceedings. Historical results are not necessarily indicative of the operating results for any future period.

Subsequent written and oral forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements in this Form 10-K and in other reports we filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this filing.

Critical Accounting Policies and Certain Risks and Uncertainties

The Partnership believes that the following discussion addresses its most significant accounting policies, which are the most critical to aid in fully understanding and evaluating the Partnership's reported financial results, and certain of the Partnership's risks and uncertainties.

Use of Estimates

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

Method of Accounting For Investments in Limited Partnerships

The Partnership will account for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made or distributions received. The Partnership will review the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by a comparison of the carrying amount to future undiscounted net cash flows expected to be generated. If an investment is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the investment exceeds fair value. The accounting policies of the Local Limited Partnerships are expected to be generally consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments will be capitalized as part of the investment account and are being amortized over 30 years.

Equity in losses of the Local Limited Partnerships for each year ended March 31 will be recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership for each three-month period ended March 31. Management's estimate for the three-month period will be based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnrships. Equity in losses of the Local Limited Partnerships will be recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero will not be recognized. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Distributions received from the Local Limited Partnerships will be accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero will be recognized as income.

Income Taxes

No provision for income taxes will be recorded in the financial statements as any liability for income taxes will be the obligation of the partners of the Partnership.

Certain Risks and Uncertainties

An investment in the Partnership and the Partnership's investments in Local Limited Partnerships and their Housing Complexes are subject to risks. These risks may impact the tax benefits of an investment in the Partnership, and the amount of proceeds available for distribution to the Limited Partners, if any, on liquidation of the Partnership's investments. Some of those risks include the following:

The Low-Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low-Income Housing Credits and the fractional recapture of Low-Income Housing Credits already taken. In most cases the annual amount of Low-Income Housing Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a profit. Accordingly, the Partnership may be unable to distribute any cash to its investors. Low-Income Housing Credits may be the only benefit from an investment in the Partnership.

The Partnership expects to invest in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex will be subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low-Income Housing Credits, a fractional recapture of prior Low-Income Housing Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership will be a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low-Income Housing Credits and recapture of Low-Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low-Income Housing Credits and tax losses allocable to the investors could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

No trading market for the Units exists or is expected to develop. Investors may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual investors will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

Financial Condition

The Partnership's assets at March 31, 2003 consisted of $1,100 in cash.

Pursuant to a supplement dated February 28, 2003 to the prospectus of the Partnership dated November 14, 2001, on March 6, 2003, the Partnership commenced a public offering of 25,000 units of Limited Partnership Interest ("Units"), at a price of $1,000 per Unit. As of March 31, 2003, the Partnership had accepted no subscriptions for Units. Holders of Units are referred to herein as "Limited Partners." Effective May 15, 2003, the Partnership had received the minimum subscriptions for units required to break escrow. Accordingly, from May 15, 2003 and through May 20, 2003, the Partnership has accepted subscriptions for 1,810 units, for which it has received $1,635,360 in cash, net of a $140 volume/ dealer discount, $72,000 in promissory notes and $102,500 in subscriptions receivable.

Results of Operations

The Partnership commenced operations on February 28, 2003. As of March 31, 2003, the Partnership has not accepted subscriptions for any Units nor made any investments in Local Limited Partnerships. As a result there were no operations for the period ended March 31, 2003. Furthermore, there are no comparative results of operations or financial condition from prior periods to report. In addition, there were no Low-Income Housing Credits available for allocation to the partners.

Liquidity and Capital Resources

The Partnership had no cash flows from operating or investing activities for the period ended March 31, 2003.

Since March 31, 2003, the Partnership has raised $1,635,360 of equity capital sufficient to satisfy all of its identified obligations. In this regard, the Partnership expects its future cash flows, together with its net available assets at March 31, 2003, to be sufficient to meet all currently foreseeable future cash requirements.


Future Contractual Cash Obligations

The following table summarizes our future contractual cash obligations as of March 31, 2003:

                                     2004       2005        2006       2007       2008      Thereafter     Total

                                   ---------  ---------   ---------  ---------  ---------   -----------   ---------

Asset Management Fees            $        - $        -  $        - $        - $        -  $          -  $        -
Capital Contributions Payable
   to Lower Tier Partnerships             -          -           -          -          -             -           -
                                   ---------  ---------   ---------  ---------  ---------   -----------   ---------
Total contractual cash
obligations                      $        - $        -  $        - $        - $        -  $          -  $        -
                                   =========  =========   =========  =========  =========   ===========   =========

As of March 31, 2003 there are no Asset Management Fees or Capital Contributions Payable to Lower Tier Partnerships due to the fact that the Partnership had not acquired any investments in Local Limited Partnerships as of March 31, 2003.

Impact of New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations", which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 also includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those obligations. The statement is effective for fiscal years beginning after June 15, 2002. The Partnership does not expect the adoption of SFAS No. 143 to have a material effect on the Partnership's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets," which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This standard was effective for the Partnership's financial statements at the date operations commenced, February 28, 2003. The implementation of SFAS No. 144 did not have a material impact on the Partnership's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinded three previously issued statements and amended SFAS No. 13, "Accounting for Leases." The statement provides reporting standards for debt extinguishments and provides accounting standards for certain lease modifications that have economic effects similar to sale-leaseback transactions. The statement is effective for certain lease transactions occurring after May 15, 2002 and all other provisions of the statement shall be effective for financial statements issued on or after May 15, 2002. The implementation of SFAS No. 145 did not have a material impact on the Partnership's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which updates accounting and reporting standards for personnel and operational restructurings. The Partnership adopted SFAS No. 146 for exit, disposal or other restructuring activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Partnership's financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others." The adoption of FIN 45 did not have a material impact on the Partnership's financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to SFAS No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method on accounting for stock-based employee compensation. The implementation of SFAS No. 148 is not expected to have a material effect on the Partnership's financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." The adoption of FIN 46 did not have a material impact on the Partnership's financial position or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

NONE.

Item 8.  Financial Statements and Supplementary Data

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 10


We have audited the accompanying balance sheet of WNC Housing Tax Credit Fund VI, L.P., Series 10 (a California Limited Partnership) (the "Partnership") as of March 31, 2003, and the related statements of operations, partners' equity and cash flows for the period February 28, 2003 (date operations commenced) through March 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 10 (a California Limited Partnership) as of March 31, 2003, and the results of its operations and its cash flows for the period February 28, 2003 (date operations commenced) through March 31, 2003 in conformity with accounting principles generally accepted in the United States of America.




                                                /s/ BDO SEIDMAN, LLP




Costa Mesa, California
May 20, 2003

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                                  BALANCE SHEET


                                                                                                    March 31,
                                                                                                       2003
                                                                                                   -------------
ASSETS

Cash and cash equivalents                                                                        $        1,100
                                                                                                   -------------

                                                                                                 $        1,100
                                                                                                   =============

LIABILITIES AND PARTNERS' EQUITY

Commitments and contingencies (Note 2)

Partners' equity (Note 4)
   General partner                                                                                          100
   Initial limited partner                                                                                1,000
                                                                                                   -------------

     Total partners' equity                                                                      $        1,100
                                                                                                   =============

                 See accompanying notes to financial statements
                                       13

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                             STATEMENT OF OPERATIONS





                                                                                                      For The Period
                                                                                                       February 28,
                                                                                                        2003 (Date
                                                                                                        Operations
                                                                                                        Commenced)
                                                                                                          through
                                                                                                      March 31, 2003
                                                                                                     ------------------

Interest income                                                                                    $                 -
                                                                                                     ------------------

Operating expenses:

    Total operating expenses                                                                                         -
                                                                                                     ------------------

Loss from operations                                                                                                 -
                                                                                                     ------------------

Net income (loss)                                                                                  $                 -
                                                                                                     ==================

Net income (loss) allocated to:
   General partner                                                                                 $                 -
                                                                                                     ==================

   Limited partners                                                                                $                 -
                                                                                                     ==================

Net income (loss) per limited partner unit                                                         $                 -
                                                                                                     ==================

Outstanding weighted limited partner units                                                                           0
                                                                                                     ==================

                 See accompanying notes to financial statements
                                       14

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                          STATEMENT OF PARTNERS' EQUITY

          For The Period February 28, 2003 (Date Operations Commenced)
                             through March 31, 2003


                                                               General            Limited              Total
                                                               Partner            Partner
                                                            ---------------    ---------------     ---------------

Contribution from General Partner and initial
   limited partner                                        $            100   $          1,000    $          1,100
                                                            ---------------    ---------------     ---------------

Partners' equity at March 31, 2003                        $            100   $          1,000    $          1,100
                                                            ===============    ===============     ===============

                 See accompanying notes to financial statements
                                       15

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS





                                                                                                      For The Period
                                                                                                       February 28,
                                                                                                        2003 (Date
                                                                                                        Operations
                                                                                                        Commenced)
                                                                                                          through
                                                                                                      March 31, 2003
                                                                                                     ------------------

Cash flows from operating activities:
   Net income (loss)                                                                               $                 -
   Adjustments to reconcile net income to
     net cash provided by  operating activities:

Net cash provided by (used in) operating
  activities                                                                                                         -
                                                                                                     ------------------

Cash flows from investing activities:
   Capitalized acquisition costs and fees                                                                            -
                                                                                                     ------------------

Net cash provided by (used in) investing activities                                                                  -
                                                                                                     ------------------

Cash flows from financing activities:
   Capital contributions                                                                                             -
   Offering expenses                                                                                                 -
                                                                                                     ------------------

Net cash provided by (used in) financing activities                                                                  -
                                                                                                     ------------------

Net increase in cash and cash
  equivalents                                                                                                        -

Cash and cash equivalents, beginning of period                                                                   1,100
                                                                                                     ------------------

Cash and cash equivalents, end of period                                                           $             1,100
                                                                                                     ==================

                 See accompanying notes to financial statements
                                       16

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

          For The Period February 28, 2003 (Date Operations Commenced)
                             through March 31, 2003


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Organization
------------

WNC Housing Tax Credit Fund VI, L.P., Series 10, a California Limited Partnership (the "Partnership"), was formed on July 17, 2001 under the laws of the state of California, and commenced operations on February 28, 2003. The Partnership was formed to invest primarily in other limited partnerships and limited liability companies (the "Local Limited Partnerships") which own and operate multi-family housing complexes (the "Housing Complex") that are eligible for low-income housing tax credits. The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex.

The general partner of the Partnership is WNC & Associates, Inc. ("Associates" or the "General Partner".) The chairman and the president own substantially all of the outstanding stock of Associates. The initial limited partner is an affiliate of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

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

The Partnership agreement authorizes the sale of up to 25,000 units at $1,000 per Unit ("Units"). As of March 31, 2003, no subscriptions for Units had been accepted by the Partnership as the required minimum offering amount of $1,400,000 had not been achieved. Such minimum was achieved subsequent to March 31, 2003 (see Note 4). Holders of Units are referred to herein as "Limited
Partners." The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and tax credits. The Limited Partners will be allocated the remaining 99.9% interest in proportion to their respective investments.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

          For The Period February 28, 2003 (Date Operations Commenced)
                             through March 31, 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Risks and Uncertainties
-----------------------

The Partnership's future investments in Local Limited Partnerships will be subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the low-income housing tax credits could be recaptured and that neither the Partnership's future investments nor the Housing Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership Interests; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes will be subject to mortgage indebtedness. If a Local Limited Partnership does not make its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and low-income housing tax credits. As a limited partner of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the Local General Partners of the Local Limited Partnerships for management of the Local Limited Partnerships. The fair values of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Local Limited Partnership will be subject to risks relating to environmental hazards and natural disasters, which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General Partners, there can be no assurance that the anticipated low-income housing credits will be available to Limited Partners.

In addition, Limited Partners will be subject to risks in that the rules governing the low-income housing tax credits are complicated, and the use of credits can be limited. The only material benefit from an investment in Units may be the low-income housing credits. There are limits on the transferability of Units, and it is unlikely that a market for Units will develop. All management decisions will be made by the General Partner.

Method of Accounting for Investments in Limited Partnerships
------------------------------------------------------------

The Partnership intends to account for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership will review the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by a comparison of the carrying amount to future undiscounted net cash flows expected to be generated. If an investment is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the investment exceeds fair value. The accounting policies of the Local Limited Partnership's are expected to be generally consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments will be capitalized as part of the investment account and are being amortized over 30 years.

Equity in losses of the Local Limited Partnerships for each year ended March 31 will be recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership for each three-month period ended March 31. Management's estimate for the three-month period will be based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of the Local Limited Partnerships will be recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero will not be recognized. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

          For The Period February 28, 2003 (Date Operations Commenced)
                             through March 31, 2003


NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------

Distributions received from the Local Limited Partnerships will be accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero will be recognized as income.

Offering Expenses
-----------------

Offering expenses will consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 13% (excluding sales commissions and the dealer manager fee) of the total offering proceeds. Offering expenses will be reflected as a reduction of partners' capital and amounted to $0 as of March 31, 2003.

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

Cash and Cash Equivalents
-------------------------

The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents. As of March 31, 2003, the Partnership had no cash equivalents.

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

Reporting Comprehensive Income
------------------------------

The Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income established standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Partnership had no items of other comprehensive income during the period ended March 31, 2003, as defined by SFAS No. 130.

New Accounting Pronouncements
-----------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations", which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 also includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those obligations. The statement is effective for fiscal years beginning after June 15, 2002. The Partnership does not expect the adoption of SFAS No. 143 to have a material effect on the Partnership's financial position or results of operations.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

          For The Period February 28, 2003 (Date Operations Commenced)
                             through March 31, 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

In August 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets," which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This standard was effective for the Partnership's financial statements at the date operations commenced, February 28, 2003. The implementation of SFAS No. 144 did not have a material impact on the Partnership's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinded three previously issued statements and amended SFAS No. 13, "Accounting for Leases." The statement provides reporting standards for debt extinguishments and provides accounting standards for certain lease modifications that have economic effects similar to sale-leaseback transactions. The statement is effective for certain lease transactions occurring after May 15, 2002 and all other provisions of the statement shall be effective for financial statements issued on or after May 15, 2002. The implementation of SFAS No. 145 did not have a material impact on the Partnership's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which updates accounting and reporting standards for personnel and operational restructurings. The Partnership adopted SFAS No. 146 for exit, disposal or other restructuring activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Partnership's financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others." The adoption of FIN 45 did not have a material impact on the Partnership's financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to SFAS No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method on accounting for stock-based employee compensation. The implementation of SFAS No. 148 is not expected to have a material effect on the Partnership's financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." The adoption of FIN 46 did not have a material impact on the Partnership's financial position or results of operations.

NOTE 2 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership or is obligated to the General Partner or its affiliates for the following items:

     Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of March 31, 2003, the Partnership has incurred no acquisition fees.

     A non-accountable acquisition expense reimbursement equal to 2% of the gross proceeds from the sale of the Units.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

          For The Period February 28, 2003 (Date Operations Commenced)
                             through March 31, 2003


NOTE 2 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

     A non-accountable organization and offering expense reimbursement equal to 4% of the gross proceeds from the sale of the Units, a dealer manager fee equal to 2% of the gross proceeds from the sale of the Units, and reimbursement for retail selling commissions advanced by the General Partner or affiliates on behalf of the Partnership. This reimbursement plus all other organizational and offering expenses, inclusive of the non-accountable organization and offering expense reimbursement, and the dealer manager fees, are not to exceed 13% of the gross proceeds from the sale of the Units.

     An annual asset management fee not to exceed 0.5% of the invested assets (defined as the sum of the Partnership's investment in Local Limited Partnerships, plus the revenues of the Partnership of up to 5% of gross Unit sales proceeds, and the Partnership's allocable share of the amount of the mortgage loans on, and other debts related to, the Housing Complexes) of the Local Limited Partnerships. There were no management fees incurred during the period ended March 31, 2003.

     A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the Limited Partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

No accrued fees and expenses were due to General Partner and affiliates at March 31, 2003.

NOTE 3 - INCOME TAXES
---------------------

No provision for income taxes has been recorded in the accompanying financial statements, as any liability for income taxes is the obligation of the partners of the Partnership.

NOTE 4 - SUBSEQUENT EVENT
-------------------------

Effective May 15, 2003, the Partnership had received the minimum subscriptions for Units required to break escrow. Accordingly, from May 15, 2003 and through May 20, 2003, the Partnership has accepted subscriptions for 1,810 Units, for which it has received $1,635,360, in cash, which is net of a $140 volume/dealer discount, $72,000 in promissory notes and $102,500 in subscriptions receivable. The fees and expenses earned by and paid to the General Partner and affiliates subsequent to March 31, 2003 through May 20, 2003 consist of the following:



Acquisition fees                                                $        126,700
Acquisition expenses                                                      36,200
Organizational, offering and selling costs                               108,600
Commissions                                                              126,560
                                                                 ---------------
Total amount earned                                                      398,060

Less amounts paid                                                      (300,200)
                                                                 ---------------
Amount owing as of May 20, 2003                                 $         97,860
                                                                 ===============

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

NOT APPLICABLE

PART III

Item 10. Directors and Executive Officers of the Registrant

(a)   Identification of Directors, (b) Identification of Executive Officers, (c)
      --------------------------------------------------------------------------
      Identification of Certain Significant Employees, (d) Family Relationships,
      --------------------------------------------------------------------------
      and (e) Business Experience
      ---------------------------

The Partnership has no directors, executive officers or employees of its own. The following biographical information is presented for the directors, executive officers and significant employees of Associates, which has principal responsibility for the Partnership's affairs.

Associates is a California corporation which was organized in 1971. Its officers and significant employees are:

Wilfred N. Cooper, Sr.                Chairman of the Board
Wilfred N. Cooper, Jr.                President and Chief Executive Officer
David N. Shafer, Esq.                 Executive Vice President and Director of Asset Management
Sylvester P. Garban                   Senior Vice President - Institutional Investments
David C. Turek                        Senior Vice President - Originations
Thomas J. Riha, CPA                   Vice President - Chief Financial Officer
Michael J. Gaber                      Vice President - Acquisitions
Diemmy T. Tran                        Vice President - Portfolio Management
J. Brad Hurlbut                       Director of Syndications


In addition to Wilfred N. Cooper,  Sr., the directors of Associates  are Wilfred
N. Cooper, Jr., David N. Shafer, and Kay L. Cooper. The principal shareholder of Associates is a trust established by Wilfred N. Cooper, Sr.

Wilfred N. Cooper, Sr., age 72, is the founder and Chairman of the Board of Directors of Associates, a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by Associates Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of Associates, and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives. Mr. Cooper is a Life Director of the National Association of Home Builders and a National Trustee for NAHB's Political Action Committee, and the Chairman of NAHB's Multifamily Council. He is a Director of the National Housing Conference and a member of NHC's Executive Committee, and a founder and Director of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 40, is President, Chief Executive Officer, Secretary and a Director and a member of the Acquisition Committee of Associates He is President of, and a registered principal with, WNC Capital Corporation, and is a Director of WNC Management, Inc. He has been involved in real estate investment and acquisition activities since 1988 when he joined Associates Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Editorial Advisory Boards of Affordable
                                                                      ----------
Housing Finance and LIHC Monthly Report, a Steering Member of the Housing Credit
---------------     -------------------
Group of the National Association of Home Builders, an Alternate Director of NAHB, a member of the Advisory Board of the New York State Association for Affordable Housing and a member of the Urban Land Institute. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 50, is Executive Vice President, a Director, Director of Asset Management and a member of the Acquisition Committee of Associates, and a Director and Secretary of WNC Management, Inc. Mr. Shafer has been active in the real estate industry since 1984. Before joining Associates in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and President of the California Council of Affordable Housing, and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree cum laude and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Sylvester P. Garban, age 57, is Senior Vice President - Institutional Investments of Associates Mr. Garban has been involved in real estate investment activities since 1978. Before joining Associates in 1989, he served as Executive Vice President with MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the National Association of Affordable Housing Lenders and the Financial Planning Association. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

David C. Turek, age 48, is Senior Vice President - Originations of Associates His experience with real estate investments and finance has continued since 1976, and he has been employed by Associates since 1996. Previously, from 1995 to 1996, Mr. Turek served as a consultant for a national tax credit sponsor where he was responsible for on-site feasibility studies and due diligence analyses of tax credit properties. From 1992 to 1995 he served as Executive Vice President for Levcor, Inc., a multi-family development company, and from 1990 to 1992 he served as Vice President for the Paragon Group where he was responsible for tax credit development activities. He is a Director of the National Housing and Rehabilitation Association, the Rural Rental Housing Association of Texas, and the Alabama Council of Affordable Rental Housing. Mr. Turek graduated from Southern Methodist University in 1976 with a Bachelor of Business Administration degree.

Thomas J. Riha, age 47, is Vice President - Chief Financial Officer and a member of the Acquisition Committee of Associates and President, Treasurer and a Director of WNC Management, Inc. He has been involved in real estate acquisition and investment activities since 1979. Before joining Associates in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. He is a Director of the Task Force on Housing Credit Certification of the National Association of Home Builders. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree cum laude in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Michael J. Gaber, age 37, is Vice President - Acquisitions and a member of the Acquisition Committee of Associates Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with Associates since 1997. Prior to joining Associates, he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with H.F. Ahmanson & Company, parent of Home Savings of America. Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration - Finance.

Diemmy T. Tran, age 37, is Vice President - Portfolio Management of Associates She is responsible for overseeing portfolio management and investor reporting for all WNC funds, and for monitoring investment returns for all WNC institutional funds. Ms. Tran has been involved in real estate asset management and finance activities for 12 years. Prior to joining Associates in 1998, Ms. Tran served as senior asset manager for a national Tax Credit sponsor and as an asset specialist for the Resolution Trust Corporation where she was responsible for the disposition and management of commercial loan and REO portfolios. Ms. Tran is licensed as a California real estate broker. She graduated from California State University, Northridge in 1989 with a Bachelor of Science degree in finance and a minor in real estate.

J. Brad Hurlbut, age 43, is Director of Syndications of Associates He is responsible for the financial structuring of WNC's institutional funds. Mr. Hurlbut has 20 years of experience in real estate investment and development. Prior to joining WNC in 2000, he served as corporate controller for Great Western Hotels Corporation. Mr. Hurlbut has been an enrolled agent licensed to practice before the IRS since 1984. He graduated from the University of Redlands in 1981 with a Bachelor of Science degree in business management and from California State University, Fullerton in 1985 with a Master of Science degree in taxation.

Kay L. Cooper, age 66, is a Director of Associates Mrs. Cooper was the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until its sale in 1998. She is the wife of Wilfred Cooper, Sr. and the mother of Wilfred Cooper, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

(f)       Involvement in Certain Legal Proceedings
          ----------------------------------------

          Inapplicable.

(g)       Promoters and Control Persons
          -----------------------------

          Inapplicable.

(h)       Audit Committee Financial Expert
          --------------------------------

          Neither the Partnership nor Associates has an audit committee.

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

     (a) Organization and Offering Expenses. A non-accountable organization and offering expense reimbursement equal to 4% of the gross proceeds from the sale of the Units, a dealer manager fee equal to 2% of the gross proceeds from the sale of the Units, and reimbursement for retail selling commissions advanced by the General Partner or affiliates on behalf of the Partnership. This reimbursement plus all other organizational and offering expenses, inclusive of the non-accountable organization and offering expense reimbursement, and the dealer manager fees, are not to exceed 13% of the gross proceeds from the sale of the Units. As of March 31, 2003, no expenses were incurred.

     (b) Acquisition Fees. Acquisition fees in an amount equal to 7.0% of the gross proceeds of the Partnership's Offering ("Gross Proceeds"). As of March 31, 2003, no fees were incurred.

     (c) Acquisition Expense. The Partnership is to reimburse the General Partner for acquisition expenses, on a non-accountable basis, in an amount equal to 2% of the Gross Proceeds, pursuant to the terms of the partnership agreement. There were no amounts owed for the period February 28, 2003 (date operations commenced) through March 31, 2003.

     (d)  Annual  Asset  Management  Fee. An annual asset  management  fee in an amount equal to 0.5% of the Invested Assets of the Partnership. "Invested Assets" is defined as the sum of the Partnership's Investment in Local Limited Partnerships, plus the reserves of the Partnership of up to 5% of gross Unit sales proceeds, and the Partnership's allocable share of the amount of the mortgage loans and other debts related to the Housing Complexes owned by such Local Limited Partnerships. There were no fees incurred for the period February 28, 2003 (date operations commenced) through March 31, 2003.

     (e) Operating Expenses. The Partnership incurred no operating expenses for the period February 28, 2003 (date operations commenced) through March 31, 2003.

     (f) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sale price received in connection with the sale or disposition of an Apartment Complex or Local Limited Partnership Interest. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the Return on Investment to the Limited Partners. "Return on Investment" means an annual, cumulative but not compounded, "return" to the Limited Partners (including Low-Income Housing Credits) as a class on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received by the Partnership, calculated at the following rates: (i) 11% through December 31, 2010, and (ii) 6% for the balance of the Partnerships term. No disposition fees have been incurred.

     (g) Interest in Partnership. The General Partner will receive 0.1% of the Low-Income Housing Credits. No Low-Income Housing Credits were allocated for the period ended December 31, 2002. The General Partners are also entitled to receive 0.1% of cash distributions. There were no distributions of cash owed to the General Partner during the period February 28, 2003 (date operations commenced) through March 31, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     (a)  Securities Authorized for Issuance Under Equity Compensation Plans
          ------------------------------------------------------------------

          Inapplicable

     (b)  Security Ownership of Certain Beneficial Owners
          -----------------------------------------------

          No  person  is  known  to  own   beneficially   in  excess  of  5%  of
          theoutstanding Units.

     (c)  Security Ownership of Management
          --------------------------------

          Neither the General Partner, its affiliates, nor any of the officers or directors of the General Partner or its affiliates own directly or beneficially any Units in the Partnership.

     (d)  Changes in Control
          ------------------

          The management and control of the General Partner and of Associates may be changed at any time in accordance with their respective organizational documents, without the consent or approval of the Limited Partners. In addition, the Partnership Agreement provides for the admission of one or more additional and successor General Partners in certain circumstances.

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

Item 13. Certain Relationships and Related Transactions

The General Partner manages all of the Partnership's affairs. The transactions with the General Partner are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, reimbursement of expenses, and the General Partner's interest in the Partnership, as discussed in Item 11 and in the notes to the Partnership's financial statements.

Item 14. Controls and Procedures

Associates, on behalf of the Partnership, maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on their most recent evaluation, which was completed within 90 days of the filing of this Annual Report on Form 10-K, our Principal Executive Officer and Principal Financial Officer believe that our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) are effective. There were no significant changes in internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation.

PART IV.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial statements included in Part II hereof:

       Report of Independent Certified Public Accountants
       Independent Auditors' Report
       Balance Sheet, March 31, 2003
       Statement of Operations for the period February 28, 2003 (Date Operations Commenced)
         through March 31, 2003
       Statement of Partners' Equity for the period February 28, 2003 (Date Operations Commenced)
         through March 31, 2003
       Statement of Cash Flows for the period February 28, 2003 (Date Operations Commenced)
         through March 31, 2003
       Notes to Financial Statements

(a)(2) Financial statement schedules:

       None.

(b)    Reports on Form 8-K.

       None.

(c)    Exhibits.

       99.1 Certification of the Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

       99.2 Certification of the Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10

By:      WNC & Associates, Inc.,
         General Partner

         By:      /s/ Wilfred N. Cooper, Jr.
                  --------------------------
                  Wilfred N. Cooper, Jr.,
                  President of WNC & Associates, Inc.

Date:  June 5, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:      /s/ Wilfred N. Cooper, Jr.
         --------------------------
         Wilfred N. Cooper, Jr.,
         Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date:  June 5, 2003


By:      /s/ Thomas J. Riha
         ------------------
         Thomas J. Riha,
         Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:  June 4, 2003


By:      /s/ Wilfred N. Cooper, Sr.
         --------------------------
         Wilfred N. Cooper, Sr.,
         Chairman of the Board of WNC & Associates, Inc.

Date:  June 5, 2003

By:      /s/ David N. Shafer
         -------------------
         David N Shafer,
         Director of WNC & Associates, Inc.

Date:  June 5, 2003

                                 CERTIFICATIONS

I,   Wilfred N. Cooper, Jr., certify that:

1. I have reviewed this annual report on Form 10-K of WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 9, 2003


/s/ Wilfred N. Cooper, Jr.
__________________________

President and Chief Executive Officer of WNC & Associates, Inc.

                                 CERTIFICATIONS

I,   Thomas J. Riha, certify that:

1. I have reviewed this annual report on Form 10-Q of WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 9, 2003


/s/Thomas J. Riha
_________________


Vice-President - Chief Financial Officer and Chief Accounting Officer of WNC & Associates, Inc.