Form 10-Q
period 2003-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 10
filed 2003-08-19
CIK 1156815

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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


                               INDEX TO FORM 10-Q

                  For the Quarterly Period Ended June 30, 2003




PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

             Balance Sheets,
              June 30, 2003 and March 31, 2003.................................3

             Statements of Operations
              For the three months ended June 30, 2003 ........................4

             Statement of Partners' Equity (Deficit)
              For the three months ended June 30, 2003 ........................5

             Statements of Cash Flows
              For the three months ended June 30, 2003  .......................6

              Notes to Financial Statements....................................7


     Item 2.  Management's Discussion and Analysis of Financial
              Condition ......................................................15

     Item 3.  Quantitative and Qualitative Disclosures About Market Risks.....16

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings...............................................16

     Item 6.  Exhibits and Reports on Form 8-K................................16

     Signatures...............................................................17

     Certifications...........................................................18

                         PART 1 - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

The Partnership did not obtain a review of the interim financial statements by an independent accountant using professional review standards and procedures although that review is required by form 10-Q. The review is under way but not completed at the date of this filing.


                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                                 BALANCE SHEETS





                                                              June 30, 2003              March 31, 2003
                                                              -------------              --------------
                                                               (unaudited)
ASSETS


Cash and cash equivalents                              $               2,690,040   $                   1,100
Investments in limited partnerships, net (Note 2)                      4,110,078                           -
Subscriptions and interest receivable                                  1,031,489                           -
                                                         ------------------------    ------------------------

                                                       $               7,831,607   $                   1,100
                                                         ========================    ========================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Liabilities:
   Accrued fees and expenses due to
      General Partner and affiliates (Note 3)          $                 362,935   $                       -
   Loan payable to affiliate                                           1,867,533                           -
   Payables to limited partnerships (Note 4)                           1,840,557                           -
                                                         ------------------------    ------------------------

      Total liabilities                                                4,071,025                           -
                                                         ------------------------    ------------------------

Commitments and contingencies

Partners' equity (deficit)
General Partner                                                             (468)                        100
Limited partners (10,000 units authorized
  4,475 units issued and outstanding at
  June 30, 2003)                                                       3,761,050                       1,000
                                                         ------------------------    ------------------------

Total partners' equity                                                 3,760,582                       1,100
                                                         ------------------------    ------------------------

                                                       $               7,831,607   $                   1,100
                                                         ========================    ========================





                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)


                             STATEMENT OF OPERATIONS

                    For the Three Months Ended June 30, 2003

                                   (unaudited)





          Interest income                                   $            89
                                                              --------------

          Operating expenses:
            Amortization (Note 2)                                       762
            Legal and accounting                                      2,100
            Other                                                     1,020
                                                              --------------

              Total operating expenses                                3,882
                                                              --------------

          Loss from operations                                       (3,793)
                                                              --------------

          Net loss                                          $        (3,793)
                                                              ==============


          Net loss allocated to:
            General Partner                                 $            (4)
                                                              ==============

            Limited Partners                                $        (3,789)
                                                              ==============


          Net loss per limited
            partner unit                                    $            (2)
                                                              ==============

          Outstanding weighted limited
            partner units                                             1,594
                                                              ==============


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                    For the Three Months Ended June 30, 2003

                                   (unaudited)


                                                          General               Limited
                                                          Partner              Partners                 Total
                                                       ---------------      ----------------      ------------------

Partners' equity at March 31, 2003                   $           100      $          1,000     $             1,100

Sales of Limited Partnerships units,
     net of discounts of $9,940                                    -             4,465,060               4,465,060
Less Limited Partnership units issued for
     promissory notes receivable                                   -              (137,500)               (137,500)
Offering expenses                                               (564)             (563,721)               (564,285)

Net loss                                                          (4)               (3,789)                 (3,793)
                                                       ---------------      ----------------      ------------------

Partners' equity (deficit) at June 30, 2003          $          (468)     $      3,761,050      $        3,760,582
                                                       ===============      ================      ==================




                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS
                    For the Three Months Ended June 30, 2003

                                   (unaudited)


         Cash flows from operating activities:
           Net loss                                                      $                 (3,793)
             Adjustments to reconcile net loss to net
               cash used in operating activities:
                 Amortization                                                                 762
                 Change in accrued  fees and expenses due to
                    General Partner and affiliates, net                                     3,120
                                                                           ------------------------
         Net cash provided by operating activities                                             89
                                                                           ------------------------

         Cash flows from investing activities:
             Capitalized acquisition fees                                                (244,170)
                                                                           ------------------------
         Net cash used in investing activities                                           (244,170)
                                                                           ------------------------

         Cash flows from financing activities:
             Sales of limited partner units, net of contributions
               receivable and subscriptions receivable                                  3,296,071
             Offering expenses                                                           (363,050)
                                                                           ------------------------
         Net cash provided by financing activities                                      2,933,021
                                                                           ------------------------

         Net increase in cash and cash equivalents                                      2,688,940

         Cash and cash equivalents, beginning of period                                     1,100
                                                                           ------------------------

         Cash and cash equivalents, end of period                        $              2,690,040
                                                                           ========================

         SUPPLEMENTAL DISCLOSURE OF CASH FLOW
            INFORMATION:
            Taxes paid                                                   $                    800
                                                                           ========================


          During the three months ended June 30, 2003, the Partnership sold limited partnership units for promissory notes totaling $3,635,935.

          During the three  months  ended June 30,  2003,  an  affiliate  of the
          Partnership   financed   capital   contributions   to  Local   Limited
          Partnerships totaling $1,795,378.

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                  For the Quarterly Period Ended June 30, 2003

                                   (unaudited)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's report on Form 10-K for the fiscal year ended March 31, 2003.

Organization
------------

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

Pursuant to a supplement dated February 28, 2003 to the prospectus of the Partnership dated November 14, 2001, on March 6, 2003, the Partnership commenced a public offering of 25,000 units of Limited Partnership Interest ("Units"), at a price of $1,000 per Unit. Holders of Units are referred to herein as "Limited Partners." Effective May 15, 2003, the Partnership had received the minimum subscriptions for units required to break escrow. Accordingly, from May 15, 2003 through June 30, 2003, the Partnership has accepted subscriptions for 4,475 units, for which it has received $3,296,160 in cash, net of a $9,940 volume/dealer discount, $137,500 in promissory notes and $1,031,400 in subscriptions receivable.

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

-------------------------------------------------------------------------------

Certain Risks and Uncertainties
-------------------------------

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                  For the Quarterly Period Ended June 30, 2003

                                   (unaudited)



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

Exit Strategy
-------------

The IRS compliance period for low-income housing tax credit properties is generally 15 years from occupancy following construction or rehabilitation completion. WNC was one of the firsts in the industry to offer investments using the tax credit. Now these very first programs are completing their compliance period.

With that in mind, we are continuing our review of the Partnership's holdings, with special emphasis on the more mature properties such as any that have satisfied the IRS compliance requirements. Our review will consider many factors including extended use requirements on the property (such as those due to mortgage restrictions or state compliance agreements), the condition of the property, and the tax consequences to the investors from the sale of the property.

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, we expect to proceed with efforts to liquidate those properties. Our objective is to maximize the investors' return wherever possible and, ultimately, to wind down those funds that no longer provide tax benefits to investors. To date no properties in the Partnership have been selected.

Method of Accounting for Investments in Limited Partnerships
------------------------------------------------------------

The Partnership intends to account for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership will review the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by a comparison of the carrying amount to future undiscounted net cash flows expected to be generated. If an investment is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the investment exceeds fair value. The accounting policies of the Local Limited Partnership's are generally consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (see notes 2 and 3).

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                  For the Quarterly Period Ended June 30, 2003

                                   (unaudited)



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

Offering Expenses
-----------------

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with the selling of limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 13%, (excluding selling commissions and dealer manager fees) of the total offering proceeds. Offering expenses will be reflected as a reduction of limited partners' capital and amounted to $363,050 as of June 30, 2003.

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with remaining maturity of three months or less when purchased to be cash equivalents. As of June 30, 2003 and March 31, 2003, the Partnership had no cash equivalents.

Concentration of Credit Risk
----------------------------

At June 30, 2003, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amount.

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

Reporting Comprehensive Income
------------------------------

The Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income established standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Partnership had no items of other comprehensive income for the period presented, as defined by SFAS No. 130.

New Accounting Pronouncements
-----------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations", which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 also

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                  For the Quarterly Period Ended June 30, 2003

                                   (unaudited)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

New Accounting Pronouncements, continued
----------------------------------------

includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those obligations. The statement is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material effect on the Partnership's financial position or results of operations.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                  For the Quarterly Period Ended June 30, 2003

                                   (unaudited)



NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

On June 30, 2003, the Partnership acquired limited partnership interests in two Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 100 apartment units. As of June 30, 2003, construction or rehabilitation of the two Housing Complexes was complete. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.9%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

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

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of June 30, 2003, no investment accounts in Local Limited Partnerships had reached a zero balance.

The following is a summary of the equity method activity of the investments in local limited partnerships as of:

                                                                       June 30, 2003       March 31, 2003
                                                                       --------------     -----------------

Investments in limited partnerships, beginning of period             $            -     $               -
Capital contributions paid by affiliate                                   1,795,378
Capital contributions, payable                                            1,840,557                     -
Capitalized acquisition fees and costs                                      402,750                     -
Capitalized warehouse interest and fees                                      72,155                     -
Amortization of capitalized acquisition fees and costs                         (762)                    -
                                                                       --------------     -----------------

Investments in limited partnerships, end of period                   $    4,110,078     $               -
                                                                       ==============     =================

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of June 30, 2003, the Partnership had incurred acquisition fees of $313,250. Accumulated amortization of these capitalized costs was $593 as of June 30, 2003.

(b) Acquisition costs of 2% of the gross proceeds from the sale of Units as full reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. As of June 30, 2003, the Partnership had incurred acquisition costs of $89,500. Accumulated amortization of these capitalized costs was $169 as of June 30, 2003.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                  For the Quarterly Period Ended June 30, 2003

                                   (unaudited)



NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

(c) An annual asset management fee not to exceed 0.5% of the invested assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the housing complexes) of the Local Limited Partnerships. No asset management fees were incurred during the three months ended June 30, 2003.

(d) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

An affiliate of the general partner provided financing to pay for capital contributions of $1,795,378 prior to the time that the limited partners' capital contributions were received. Interest of $72,155 was incurred on the amount financed and capitalized as warehouse interest and fees. As of June 30, 2003, the balance of $1,867,533 was included in loan payable to affiliate. In July 2003, the balance was repaid to the affiliate in full.

Accrued fees, expenses and loan due to the General Partner and affiliates consisted of the following as of:

                                                                   June 30, 2003            March 31, 2003
                                                                ---------------------       ---------------------

       Acquisition fees payable                              $               123,340     $                     -
       Acquisition costs payable                                              35,240                           -
       Organization, offering, and selling costs payable                     201,235                           -
       Reimbursements for expenses paid by the
        General Partner or an affiliate                                        3,120                           -
                                                                ---------------------       ---------------------

         Total                                               $               362,935     $                     -
                                                                =====================       =====================

NOTE 4 - PAYABLES TO LIMITED PARTNERSHIPS
-----------------------------------------

Payables to limited partnerships amounting to $1,840,557 at June 30, 2003 and $0 at March 31, 2003 represent amounts, which are due at various times based on conditions specified in the respective limited partnership agreements. These contributions are payable in installments and are generally due upon the limited partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment).

NOTE 5 - INCOME TAXES
---------------------

No provision for income taxes will be recorded in the financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                  For the Quarterly Period Ended June 30, 2003

                                   (unaudited)



NOTE 6 - SUBSCRIPTIONS AND NOTES RECEIVABLE
-------------------------------------------

As of June 30, 2003, the Partnership had received subscriptions for 4,475 units which included subscriptions receivable of $1,031,400 and promissory notes of $137,500, of which $1,031,400 of the subscriptions receivable were collected and $0 of the promissory notes were collected after June 30, 2003 and prior to the issuance of these financial statements, leaving an unpaid balance of $137,500. Limited partners who subscribed for ten or more units of limited partner interests ($10,000) could elect to pay 50% of the purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable, together with interest at a rate equal to the three month treasury bill rate as of the date of execution of the promissory note, due no later than 13 months after the subscription date.

NOTE 7 - SUBSEQUENT EVENTS
--------------------------

From July 1, 2003 to August 4, 2003, the Partnership received subscriptions for an additional 1,424 Units, for which it has received $1,171,000.

Item 2. Management's Discussion And Analysis of Financial Condition and Results of Operations

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

The following discussion and analysis should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this filing.

Financial Condition

The Partnership's assets at June 30, 2003 consisted primarily of $2,690,000 in cash, $1,031,000 in subscriptions receivable, and aggregate investments in the two Local Limited Partnerships of $4,110,000. Liabilities at June 30, 2003 primarily consisted of $1,841,000 due to limited partnerships, $1,868,000 loan payable to an affiliate and $363,000 in advances and other payables due to the General Partner or affiliates.

Results of Operations

The Partnership commenced operations on February 28, 2003 and had no operations to report for June 30, 2003. As a result, there are no comparative results of operations or financial condition from prior periods to report.

The Partnership's net loss for the three months ended June 30, 2003 was $(4,000). The net loss is due to loss from operations of $(4,000). The partnership's operating expenses consisted primarily of amortization and other operating expenses, offset by interest income.

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

Item 2. Management's Discussion And Analysis of Financial Condition and Results of Operations, contiued

Cash Flows

Net increase in cash during the three month period ended June 30, 2003 was $2,689,000. Net cash flows used in investing activities was $(244,000) for the three month period ended June 30, 2003, for net acquisition costs and fees. Net cash flows provided by financing activities of $2,933,000 during the three months ended June 30, 2003, consisted of net sales of limited partnership units of $3,296,000 less offering expenses of $(363,000).

Item 3:   Quantitative and Qualitative Disclosures Above Market Risks

          Not Applicable

Item 4.   Controls and Procedures.

          Within the 90 days prior to the date of this report, the General Partners of the Partnership carried out an evaluation, under the supervision and with the participation of Associates' management, including Associates' Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a- 14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures are effective. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II.  Other Information

Item 1.   Legal Proceedings

          NONE

Item 6.   Exhibits and reports on Form 8-K

(a)       Reports on Form 8-K.
          --------------------

1. A Form 8-K dated June 30, 2003 was filed on July 15, 2003 reporting the acquisition of two Local Limited Partnerships. No financial statements were included.


(b)       Exhibits.
          ---------

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

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 10
-----------------------------------------------
(Registrant)

By:   WNC & Associates, Inc., General Partner



By:   /s/ Wilfred N. Cooper, Jr.
       -------------------------
Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.


Date:  August 14, 2003



By:  /s/ Thomas J. Riha
-----------------------
Thomas J. Riha
Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date:  August 14, 2003

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

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

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

          Date:  August 14, 2003


          /s/  Wilfred N. Cooper, Jr.
          ---------------------------

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

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

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

          Date:  August 14, 2003


          /s/  Thomas J. Riha
          -------------------

          Vice-President - Chief Financial Officer of WNC & Associates, Inc.