Form 10-Q/A
period 2003-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 10
filed 2003-08-20
CIK 1156815

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)
                               AMENDMENT NO. 1 TO
     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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