Form 10-Q
period 2003-09-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 10
filed 2003-11-14
CIK 1156815

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       OR

|_|TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

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


                              17782 Sky Park Circle
                              Irvine, CA 92614-6404
                    (Address of principal executive offices)

                                 (714) 662-5565
                               (Telephone number)

              3158 Redhill Avenue, Suite 120, Costa Mesa, CA 92626
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X       No
    ---------    ----------

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes           No      X
    ---------    ----------

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)


                               INDEX TO FORM 10-Q

                For the Quarterly Period Ended September 30, 2003




PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

             Balance Sheets,
              September 30, 2003 and March 31, 2003............................3

             Statements of Operations
              For the three and six months ended September 30, 2003 ...........4

             Statement of Partners' Equity (Deficit)
              For the six months ended September 30, 2003 .....................5

             Statements of Cash Flows
              For the six months ended September 30, 2003  ....................6

              Notes to Financial Statements....................................7


     Item 2.  Management's Discussion and Analysis of Financial
              Condition ......................................................16

     Item 3.  Quantitative and Qualitative Disclosures About Market Risks.....17

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings...............................................17

     Item 6.  Exhibits and Reports on Form 8-K................................17

     Signatures...............................................................18

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                                 BALANCE SHEETS




                                                           September 30, 2003            March 31, 2003
                                                           ------------------            --------------
                                                               (unaudited)
ASSETS

Cash and cash equivalents                              $              2,771,170    $                   1,100
Investments in limited partnerships, net (Note 2)                     4,419,565                            -
Subscriptions and interest receivable                                   899,481                            -
                                                         ------------------------    ------------------------

                                                       $              8,090,216    $                   1,100
                                                         ========================    ========================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
   Accrued fees and expenses due to
      General Partner and affiliates (Note 3)          $                244,109    $                       -
   Payables to limited partnerships (Note 4)                            606,554                            -
                                                         ------------------------    ------------------------

      Total liabilities                                                 850,663                            -
                                                         ------------------------    ------------------------

Commitments and contingencies

Partners' equity (deficit)
General Partner                                                          (1,074)                         100
Limited partners (10,000 units authorized
  8,663 units issued and outstanding at
  September 30, 2003)                                                 7,240,627                        1,000
                                                         ------------------------    ------------------------

Total partners' equity                                                7,239,553                        1,100
                                                         ------------------------    ------------------------

                                                       $              8,090,216    $                   1,100
                                                         ========================    ========================




                 See accompanying notes to financial statements
                                        3

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)


                            STATEMENTS OF OPERATIONS

              For the Three and Six Months Ended September 30, 2003

                                   (unaudited)

                                                            2003                2003
                                                            ----                ----

                                                        Three Months         Six Months

          Interest income                           $            523      $           612
                                                      ---------------       --------------

          Operating expenses:
            Amortization (Note 2)                              4,653                5,415
            Legal and accounting                               6,345                8,445
            Other                                              9,744               10,764
                                                      ---------------       --------------

              Total operating expenses                        20,742               24,624
                                                      ---------------       --------------

          Loss from operations                               (20,219)             (24,012)

          Equity in losses from limited
            partnerships                                     (63,700)             (63,700)
                                                      ---------------       --------------

          Net loss                                  $        (83,919)      $      (87,712)
                                                      ===============       ==============


          Net loss allocated to:
            General Partner                         $            (84)      $          (88)
                                                      ===============       ==============

            Limited Partners                        $        (83,835)      $      (87,624)
                                                      ===============       ==============


          Net loss per weighted limited
            partner unit                            $            (13)      $           (19)
                                                      ===============       ==============

          Outstanding weighted limited
            partner units                                      6,664                4,541
                                                      ===============       ==============


                 See accompanying notes to financial statements
                                        4

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Six Months Ended September 30, 2003

                                   (unaudited)

                                                         General               Limited
                                                          Partner              Partners                 Total
                                                       ---------------      ----------------      ------------------

Partners' equity at March 31, 2003                   $           100      $          1,000     $             1,100

Sales of Limited Partnerships units,
     net of discounts of $24,080                                   -             8,638,920               8,638,920
Less Limited Partnership units issued for
     promissory notes receivable                                   -              (226,500)               (226,500)
Offering expenses                                             (1,086)           (1,085,169)             (1,086,255)

Net loss                                                         (88)              (87,624)                (87,712)
                                                       ---------------      ----------------      ------------------

Partners' equity (deficit) at September 30, 2003     $        (1,074)     $      7,240,624     $         7,239,553
                                                       ===============      ================      ==================




                 See accompanying notes to financial statements
                                        5

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS
                   For the Six Months Ended September 30, 2003

                                   (unaudited)


         Cash flows from operating activities:
           Net loss                                                      $                (87,712)
             Adjustments to reconcile net loss to net
               cash used in operating activities:
                 Amortization                                                               5,415
                 Equity in losses of limited partnerships                                  63,700
                 Change in interest receivable                                               (611)
                 Change in accrued  fees and expenses due to
                    General Partner and affiliates, net                                    11,989
                                                                           ------------------------
         Net cash used in operating activities                                             (7,219)
                                                                           ------------------------

         Cash flows from investing activities:
            Investments in lower tier partnerships, net                                (3,029,381)
             Capitalized acquisition fees, net                                           (747,535)
                                                                           ------------------------
         Net cash used in investing activities                                         (3,776,916)
                                                                           ------------------------
         Cash flows from financing activities:
             Sales of limited partner units, net of contributions
               receivable and subscriptions receivable                                  7,513,550
             Offering expenses                                                           (959,345)
                                                                           ------------------------
         Net cash provided by financing activities                                      6,554,205
                                                                           ------------------------
         Net increase in cash and cash equivalents                                      2,770,070

         Cash and cash equivalents, beginning of period                                     1,100
                                                                           ------------------------
         Cash and cash equivalents, end of period                        $              2,771,170
                                                                           ========================

         SUPPLEMENTAL DISCLOSURE OF CASH FLOW
            INFORMATION:
            Taxes paid                                                   $                    800
                                                                           ========================


During the six months ended September 30, 2003, the Partnership sold limited partnership units for promissory notes totaling $226,500.


                 See accompanying notes to financial statements
                                        6

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                For the Quarterly Period Ended September 30, 2003

                                   (unaudited)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's report on Form 10-K for the fiscal year ended March 31, 2003.

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

Pursuant to a supplement dated February 28, 2003 to the prospectus of the Partnership dated November 14, 2001, on March 6, 2003, the Partnership commenced a public offering of 25,000 units of Limited Partnership Interest ("Units"), at a price of $1,000 per Unit. Holders of Units are referred to herein as "Limited Partners." Effective May 15, 2003, the Partnership had received the minimum subscriptions for units required to break escrow. Accordingly, from May 15, 2003 through September 30, 2003, the Partnership has accepted subscriptions for 8,663 units, for which it has received $7,513,550 in cash, net of a $24,080 volume/dealer discount, $226,500 in promissory notes and $898,870 in subscriptions receivable.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                For the Quarterly Period Ended September 30, 2003

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                For the Quarterly Period Ended September 30, 2003

                                   (unaudited)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,  continued
--------------------------------------------------------------------------------

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                For the Quarterly Period Ended September 30, 2003

                                   (unaudited)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

Offering Expenses
-----------------

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with the selling of limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 13%, (excluding selling commissions and dealer manager fees) of the total offering proceeds. Offering expenses will be reflected as a reduction of limited partners' capital and amounted to $1,086,225 as of September 30, 2003.

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with remaining maturity of three months or less when purchased to be cash equivalents. As of September 30, 2003 and March 31, 2003, the Partnership had no cash equivalents.

Concentration of Credit Risk
----------------------------

At September 30, 2003, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amount.

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

New Accounting Pronouncements
-----------------------------

In September 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations", which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 also

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                For the Quarterly Period Ended September 30, 2003

                                   (unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

New Accounting Pronouncements, continued
----------------------------------------

includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those obligations. The statement is effective for fiscal years beginning after September 15, 2002. The adoption of SFAS No. 143 did not have a material effect on the Partnership's financial position or results of operations.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinded six previously issued statements and amended SFAS No. 13, "Accounting for Leases." The statement provides reporting standards for debt extinguishments and provides accounting standards for certain lease modifications that have economic effects similar to sale-leaseback transactions. The statement is effective for certain lease transactions occurring after May 15, 2002 and all other provisions of the statement shall be effective for financial statements issued on or after May 15, 2002. The implementation of SFAS No. 145 did not have a material impact on the Partnership's financial position or results of operations.

In September 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which updates accounting and reporting standards for personnel and operational restructurings. The Partnership adopted SFAS No. 146 for exit, disposal or other restructuring activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Partnership's financial position or results of operations.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                For the Quarterly Period Ended September 30, 2003

                                   (unaudited)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

New Accounting Pronouncements, continued
----------------------------------------

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected returns, or both. The provisions of FIN 46 were effective February 1, 2003 for all arrangements entered into after January 31, 2003. FIN 46 is effective in the second quarter of 2004 for those arrangements entered into prior to January 31, 2003. We are currently reviewing whether we have relationships with VIEs and, if so, whether we should consolidate them and disclose information about them as the primary beneficiary or disclose information about them as an interest holder. We may have to consolidate some of our equity investments in partnerships based on recent interpretations from accounting professionals. We currently record the amount of our investment in these partnerships as an asset on our balance sheet, recognize our share of partnership income or losses in our income statement, and disclose how we account for material types of these investments in our 2003 financial statements. However, we do not yet know the extent of the impact of consolidating the assets and liabilities of these partnerships on our balance sheet because of the complexities of applying FIN 46, the evolving interpretations from accounting professionals, and the nuances of each individual partnership.


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

On September 30, 2003, the Partnership acquired limited partnership interests in two Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 100 apartment units. As of September 30, 2003, construction or rehabilitation of the two Housing Complexes was complete. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.9%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

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

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of September 30, 2003, no investment accounts in Local Limited Partnerships had reached a zero balance.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                For the Quarterly Period Ended September 30, 2003

                                   (unaudited)


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

The following is a summary of the equity method activity of the investments in local limited partnerships for the periods presented:

                                                                         For the
                                                                         Six Months        For the
                                                                         September         Period ended
                                                                         30, 2003          March 31, 2003
                                                                       --------------     -----------------

Investments in limited partnerships, beginning of period             $            -     $               -
Capital contributions                                                     3,029,381
Capital contributions, payable                                              606,554                     -
Capitalized acquisition fees and costs                                      779,670                     -
Capitalized warehouse interest and fees                                      73,075                     -
Equity in losses of limited partnerships                                    (63,700)
Amortization of capitalized acquisition fees and costs                       (5,415)                    -
                                                                       --------------     -----------------

Investments in limited partnerships, end of period                   $    4,419,565     $               -
                                                                       ==============     =================


Selected financial information for the six months ended September, 2003 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested as follows:


                     COMBINED CONDENSED STATEMENT OF OPERATIONS

                                                                       2003
                                                                 -------------------

         Revenue                                               $            97,000
                                                                 -------------------

         Expenses:
           Interest expense                                                  6,000
           Depreciation                                                     48,000
           Operating expenses                                              107,000
                                                                 -------------------
             Total expenses                                                161,000
                                                                 -------------------
         Net loss                                              $           (64,000)
                                                                 ===================
         Net loss allocable to the
              Partnership                                      $           (64,000)
                                                                 ===================
         Net loss recorded by the
              Partnership                                      $           (64,000)
                                                                 ===================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                For the Quarterly Period Ended September 30, 2003

                                   (unaudited)


NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of September 30, 2003, the Partnership had incurred acquisition fees of $606,410. Accumulated amortization of these capitalized costs was $3,738 as of September 30, 2003.

(b) Acquisition costs of 2% of the gross proceeds from the sale of Units as full reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. As of September 30, 2003, the Partnership had incurred acquisition costs of $173,260. Accumulated amortization of these capitalized costs was $1,068 as of September 30, 2003.

(c) A non-accountable organization and offering expense reimbursement equal to 4% of the gross proceeds from the sale of the Units, a dealer manager fee equal to 2% of the gross proceeds from the sale of the Units, and reimbursement for retail selling commissions advanced by the General Partner or affiliates on behalf of the Partnership. This reimbursement plus all other organizational and offering expenses, inclusive of the non-accountable organization and offering expense reimbursement, and the dealer manager fees, are not to exceed 13% of the gross proceeds from the sale of the Units. As of September 30, 2003, the Partnership had incurred non-accountable organization and offering expense reimbursements of $346,520.

(d) An annual asset management fee not to exceed 0.5% of the invested assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the housing complexes) of the Local Limited Partnerships. Asset management fees of $9,056 were incurred during the six months ended September 30, 2003.

(e) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

(f) An affiliate of the general partner provided financing to pay for capital contributions of $1,795,378 prior to the time that the limited partners' capital contributions were received. Interest of $73,075 was incurred on the amount financed and capitalized as warehouse interest and fees. In July 2003, the balance was repaid to the affiliate in full. Accumulated amortization of these capitalized costs was $609 as of September 30, 2003.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                For the Quarterly Period Ended September 30, 2003

                                   (unaudited)


NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------


Accrued fees, expenses and loan due to the General Partner and affiliates consisted of the following as of:

                                                                 September 30, 2003         March 31, 2003
                                                                ---------------------       ---------------------

       Acquisition fees payable                              $                81,830     $                     -
       Acquisition costs payable                                              23,380                           -
       Organization, offering, and selling costs payable                     126,910                           -
       Asset management fee payable                                            9,056                           -

       Reimbursements for expenses paid by the                                 2,933                           -
        General Partner or an affiliate
                                                                ---------------------       ---------------------

         Total                                               $               244,109     $                     -
                                                                =====================       =====================

NOTE 4 - PAYABLES TO LIMITED PARTNERSHIPS
-----------------------------------------

Payables to limited partnerships amounting to $606,554 at September 30, 2003 and $0 at March 31, 2003 represent amounts, which are due at various times based on conditions specified in the respective limited partnership agreements. These contributions are payable in installments and are generally due upon the limited partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment).

NOTE 5 - INCOME TAXES
---------------------

No provision for income taxes will be recorded in the financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

NOTE 6 - SUBSCRIPTIONS AND NOTES RECEIVABLE
-------------------------------------------

As of September 30, 2003, the Partnership had received subscriptions for 8,663 units which included subscriptions receivable of $898,870 and promissory notes of $226,500, of which $898,870 of the subscriptions receivable were collected and $0 of the promissory notes were collected after September 30, 2003 and prior to the issuance of these financial statements, leaving an unpaid balance of $137,500. Limited partners who subscribed for ten or more units of limited partner interests ($10,000) could elect to pay 50% of the purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable, together with interest at a rate equal to the six month treasury bill rate as of the date of execution of the promissory note, due no later than 13 months after the subscription date.

NOTE 7 - SUBSEQUENT EVENTS
--------------------------

From October 1, 2003 to November 7, 2003, the Partnership received subscriptions for an additional 1,858 Units, for which it has received $880,490 in cash, $30,000 in notes receivable and $822,420 in subscriptions receivable.

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

Financial Condition

The Partnership's assets at September 30, 2003 consisted primarily of $2,771,000 in cash, $899,000 in subscriptions receivable and aggregate investments in the two Local Limited Partnerships of $4,420,000. Liabilities at September 30, 2003 primarily consisted of $607,000 due to limited partnerships and $244,000 in advances and other payables due to the General Partner or affiliates.

Results of Operations

The Partnership commenced operations on February 28, 2003 and had no operations to report for September 30, 2002. As a result, there are no comparative results of operations or financial condition from prior periods to report.

The Partnership's net loss for the six months ended September 30, 2003 was $(88,000). The net loss is due to loss from operations of $(24,000) and equity in losses from limited partnerships of $(64,000). The partnership's operating expenses consisted of amortization, legal and accounting and other operating expenses, offset by interest income.

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

Item 2. Management's Discussion And Analysis of Financial Condition and Results of Operations, continued

Cash Flows

Net increase in cash during the six month period ended September 30, 2003 was $2,770,000. Net cash flows used in investing activities was $(3,777,000) for the six month period ended September 30, 2003. Net cash flows used in investing activities consisted of $(3,029,000) for investments in lowere tier partnerships and $(748,000) for net acquisition costs and fees. Net cash flows provided by financing activities of $6,554,000 during the six months ended September 30, 2003, consisted of net sales of limited partnership units of $7,513,000 less offering expenses of $(959,000).

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

Item 1.   Legal Proceedings

          NONE

Item 6.   Exhibits and reports on Form 8-K

(a)       Reports on Form 8-K.
          --------------------

          1. A Form 8-K dated September 30, 2003 was filed on July 15, 2003 reporting the acquisition of two Local Limited Partnerships. No financial statements were included.
          2. A Form 8-K/A dated September 30, 2003 was filed on September 5, 2003 reporting the acquisition of two Local Limited Partnerships. Financial statements and proforma were included.

(b)       Exhibits.
          ---------

31.1 Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2 Certification of the Principal Financial Officer pursuant to Rule 13a-14(a/)15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1      Certification of the Principal Executive Officer pursuant to 18 U.S.C.
          section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2      Certification of the Principal Financial Officer pursuant to 18 U.S.C.
          section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 10
(Registrant)

By:   WNC & Associates, Inc., General Partner



By:   /s/ Wilfred N. Cooper, Jr.
     ---------------------------
Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.


Date:  November 14, 2003



By:  /s/ Thomas J. Riha
     -------------------
Thomas J. Riha
Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date:  November 14, 2003