Form 10-Q
period 2003-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 10
filed 2004-02-17
CIK 1156815

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended December 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

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
Yes    X       No
    ---------    --------

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes           No      X
    --------     --------

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)


                               INDEX TO FORM 10-Q

                     For the Quarter Ended December 31, 2003





PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

             Balance Sheets,
              December 31, 2003 and March 31, 2003............................3

             Statements of Operations
              For the Three and Nine Months Ended December 31, 2003 ..........4

             Statement of Partners' Equity (Deficit)
              For the Nine Months Ended December 31, 2003 ....................5

             Statements of Cash Flows
              For the Nine Months Ended December 31, 2003  ...................6

             Notes to Financial Statements....................................7

     Item 2. Management's Discussion and Analysis of Financial
              Condition .....................................................15

     Item 3. Quantitative and Qualitative Disclosures About Market Risks.....16

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings...............................................16

     Item 6. Exhibits and Reports on Form 8-K................................16

     Signatures..............................................................17

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                                 BALANCE SHEETS





                                                            December 31, 2003            March 31, 2003
                                                            -----------------            --------------
                                                               (unaudited)
ASSETS
Cash and cash equivalents                              $              6,378,225    $                  1,100
Investments in limited partnerships, net (Notes
   2 and 3)                                                           4,721,505                           -
Loans receivable (Note 7)                                               350,000                           -

Interest receivable                                                       1,471                           -
                                                         ------------------------    ------------------------

                                                       $             11,451,201    $                  1,100
                                                         ========================    ========================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
   Accrued fees and expenses due to
     General Partner and affiliates (Note 3)           $                 18,112    $                      -
   Payables to limited partnerships (Note 4)                            606,554                           -
                                                         ------------------------    ------------------------

      Total liabilities                                                 624,666                           -
                                                         ------------------------    ------------------------

Commitments and contingencies

Partners' equity (deficit)
  General Partner                                                        (1,748)                        100
  Limited partners (25,000 units authorized
   13,153 units issued and outstanding at
   December 31, 2003)                                                10,828,283                       1,000
                                                         ------------------------    ------------------------

Total partners' equity                                               10,826,535                       1,100
                                                         ------------------------    ------------------------

                                                       $             11,451,201    $                  1,100
                                                         ========================    ========================





                 See accompanying notes to financial statements
                                        3

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)


                            STATEMENTS OF OPERATIONS

              For the Three and Nine Months Ended December 31, 2003

                                   (unaudited)


                                                                      2003
                                                      -------------------------------------
                                                        Three Months         Nine Months
                                                      ---------------       ---------------

          Interest income                           $           868       $         1,480
                                                      ---------------       ---------------

          Operating expenses:
            Amortization (Note 2)                             8,239                13,654
            Asset management fees (Note 3)                    9,056                18,112
            Legal and accounting                              1,000                 9,445
            Other                                             1,510                 3,218
                                                      ---------------       ---------------

              Total operating expenses                       19,805                44,429
                                                      ---------------       ---------------

          Loss from operations                              (18,937)              (42,949)

          Equity in losses from limited
          partnerships                                      (93,921)             (157,621)
                                                      ---------------       ---------------

          Net loss                                  $      (112,858)      $      (200,570)
                                                      ===============       ===============


          Net loss allocated to:
            General Partner                         $          (113)      $          (201)
                                                      ===============       ===============

            Limited Partners                        $      (112,745)      $      (200,369)
                                                      ===============       ===============


          Net loss per limited partner unit         $         (9.83)      $        (30.47)
                                                      ===============       ===============

          Outstanding weighted limited
            partner units                                     11,464                 6,575
                                                      ===============       ===============


                 See accompanying notes to financial statements
                                        4

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Nine Months Ended December 31, 2003

                                   (unaudited)


                                                          General               Limited
                                                          Partner              Partners                 Total
                                                       ---------------      ----------------      ------------------

Partners' equity at March 31, 2003                   $           100      $          1,000      $            1,100

Sales of Limited Partnerships units,
     net of discounts of $33,730                                   -            13,119,270              13,119,270

Less Limited Partnership units issued for
     promissory notes receivable (Note 6)                          -              (446,260)               (446,260)

Offering expenses                                             (1,647)           (1,645,358)             (1,647,005)

Net loss                                                        (201)             (200,369)               (200,570)
                                                       ---------------      ----------------      ------------------

Partners' equity (deficit) at December 31, 2003      $        (1,748)     $     10,828,283      $       10,826,535
                                                       ===============      ================      ==================


                 See accompanying notes to financial statements
                                        5

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS

                   For the Nine Months Ended December 31, 2003

                                   (unaudited)


         Cash flows from operating activities:
           Net loss                                                      $               (200,570)
             Adjustments to reconcile net loss to
             net cash used in operating activities:
                 Amortization                                                              13,654
                 Equity in losses of limited partnerships                                 157,621
                 Change in interest receivable                                             (1,471)
                 Change in accrued  fees and expenses due
                   to General Partner and affiliates, net                                  18,112
                                                                           ------------------------

         Net cash used in operating activities                                            (12,654)
                                                                           ------------------------

         Cash flows from investing activities:
            Investments in lower tier partnerships, net                                (3,029,381)
            Capitalized acquisition fees, net                                          (1,256,845)
            Loans Receivable                                                             (350,000)
                                                                           ------------------------

         Net cash used in investing activities                                         (4,636,226)
                                                                           ------------------------

         Cash flows from financing activities:
             Sales of limited partner units, net of contributions
               receivable and subscriptions receivable                                 12,673,010
             Offering expenses                                                         (1,647,005)
                                                                           ------------------------

         Net cash provided by financing activities                                     11,026,005
                                                                           ------------------------

         Net increase in cash and cash equivalents                                      6,377,125

         Cash and cash equivalents, beginning of period                                     1,100
                                                                           ------------------------

         Cash and cash equivalents, end of period                        $              6,378,225
                                                                           ========================

         SUPPLEMENTAL DISCLOSURE OF CASH FLOW
            INFORMATION:
            Taxes paid                                                   $                    800
                                                                           ========================


         During the nine months ended December 31, 2003, the Partnership sold limited partnership units for promissory notes totaling $446,260.

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                     For the Quarter Ended December 31, 2003

                                   (unaudited)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's report on Form 10-K for the fiscal year ended March 31, 2003.

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

Pursuant to a supplement dated February 28, 2003 to the prospectus of the Partnership dated November 14, 2001, on March 6, 2003, the Partnership commenced a public offering of 25,000 units of Limited Partnership Interest ("Units"), at a price of $1,000 per Unit. Holders of Units are referred to herein as "Limited Partners." Effective May 15, 2003, the Partnership had received the minimum subscriptions for units required to break escrow. Accordingly, from May 15, 2003 through December 31, 2003, the Partnership has accepted subscriptions for 13,153 units, for which it has received $12,673,010 in cash, net of a $33,730 volume/dealer discount and $446,260 in promissory notes.

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

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, continued
                     For the Quarter Ended December 31, 2003

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

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, continued
                     For the Quarter Ended December 31, 2003

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

Equity in losses of Local Limited Partnerships for the periods ended December 31, 2003 have been recorded by the Partnership based on nine months of results estimated by management of the Partnership. Management's estimate for the nine-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of limited partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment is accelerated to the extent of losses available (see Note 2).

Offering Expenses
-----------------

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with the selling of limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 13%, (excluding selling commissions and dealer manager fees) of the total offering proceeds. Offering expenses will be reflected as a reduction of limited partners' capital and amounted to $1,647,005 as of December 31, 2003.

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

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, continued
                     For the Quarter Ended December 31, 2003

                                   (unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with remaining maturity of three months or less when purchased to be cash equivalents. As of December 31, 2003 and March 31, 2003, the Partnership had no cash equivalents.

Concentration of Credit Risk
----------------------------

At December 31, 2003, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amount.

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

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, continued
                     For the Quarter Ended December 31, 2003

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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

On December 31, 2003, the Partnership acquired limited partnership interests in two Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 100 apartment units. As of December 31, 2003, construction or rehabilitation of the two Housing Complexes was complete. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.9%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, continued
                     For the Quarter Ended December 31, 2003

                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
--------------------------------------------------------

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

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of December 31, 2003, no investment accounts in Local Limited Partnerships had reached a zero balance.

The following is a summary of the equity method activity of the investments in local limited partnerships as of:

                                                                       December 31,
                                                                           2003            March 31, 2003
                                                                       --------------     -----------------

Investments in limited partnerships, beginning of period             $            -     $               -
Capital contributions                                                     3,029,381
Capital contributions, payable                                              606,554                     -
Capitalized acquisition fees and costs                                    1,183,770                     -
Capitalized warehouse interest and fees                                      73,075                     -
Equity in losses of limited partnerships                                   (157,621)
Amortization of capitalized acquisition fees and costs                      (13,654)                    -
                                                                       --------------     -----------------

Investments in limited partnerships, end of period                   $    4,721,505     $               -
                                                                       ==============     =================

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of December 31, 2003, the Partnership had incurred acquisition fees of $920,710. Accumulated amortization of these capitalized costs was $9,636 as of December 31, 2003.

(b) Acquisition costs of 2% of the gross proceeds from the sale of Units as full reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. As of December 31, 2003, the Partnership had incurred acquisition costs of $263,060. Accumulated amortization of these capitalized costs was $2,800 as of December 31, 2003.

(c) A non-accountable organization and offering expense reimbursement equal to 4% of the gross proceeds from the sale of the Units, a dealer manager fee equal to 2% of the gross proceeds from the sale of the Units, and reimbursement for retail selling commissions advanced by the General Partner or affiliates on behalf of the Partnership. This reimbursement plus all other organizational and offering expenses, inclusive of the non-accountable organization and offering expense reimbursement, and the dealer manager fees, are not to exceed 13% of the gross proceeds from the sale of the Units. As of December 31, 2003, the Partnership had incurred non-accountable organization and offering expense reimbursements of $526,120.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, continued
                     For the Quarter Ended December 31, 2003

                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

(d) An annual asset management fee not to exceed 0.5% of the invested assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the housing complexes) of the Local Limited Partnerships. Asset management fees of $18,112 were incurred during the nine months ended December 31, 2003.

(e) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

(f) An affiliate of the general partner provided financing to pay for capital contributions of $1,795,378 prior to the time that the limited partners' capital contributions were received. Interest of $73,075 was incurred on the amount financed and capitalized as warehouse interest and fees. In July 2003, the balance was repaid to the affiliate in full. Accumulated amortization of these capitalized costs was $1,218 as of December 31, 2003.

Accrued fees, expenses and loan due to the General Partner and affiliates consisted of the following as of:

                                                                 December 31, 2003          March 31, 2003
                                                                ---------------------       ---------------------

       Asset management fee payable                          $                18,112     $                     -
                                                                ---------------------       ---------------------

         Total                                               $                18,112     $                     -
                                                                =====================       =====================

NOTE 4 - PAYABLES TO LIMITED PARTNERSHIPS
-----------------------------------------

Payables to limited partnerships amounting to $606,554 and $0 at December 31, 2003 and March 31, 2003, respectively, represents amounts, which are due at various times based on conditions specified in the respective limited partnership agreements. These contributions are payable in installments and are generally due upon the limited partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment).

NOTE 5 - INCOME TAXES
---------------------

No provision for income taxes will be recorded in the financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

NOTE 6 - NOTES RECEIVABLE
-------------------------

As of December 31, 2003, the Partnership had received subscriptions for 13,153 units which included promissory notes of $446,260, of which $0 was collected after December 31, 2003 and prior to the issuance of these financial statements, leaving an unpaid balance of $446,260. Limited partners who subscribed for ten or more units of limited partner interests ($10,000) could elect to pay 50% of the purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable, together with interest at a rate equal to the six month treasury bill rate as of the date of execution of the promissory note, due no later than 13 months after the subscription date.

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, continued
                     For the Quarter Ended December 31, 2003

                                   (unaudited

NOTE 7 - LOANS RECEIVABLE
-------------------------

Loans receivable represents amounts loaned by the Partnership to certain Local Limited Partnerships in which the Partnership may invest. These loans are generally applied against the first capital contribution due if the Partnership ultimately invests in such entities. In the event that the Partnership does not invest in such entities, the loans are to be repaid with interest at a rate, which is equal to the rate charged to the holder. At December 31, 2003, loans receivable of $350,000 were due from one Local Limited Partnership in which the Partnership had not acquired a limited partnership interest.

Item 2. Management's Discussion And Analysis of Financial Condition and Results of Operations

Forward Looking Statements

With the exception of the discussion regarding historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other discussions elsewhere in this Form 10-Q contain forward looking statements. Such statements are based on current expectations subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate.

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

Financial Condition

The Partnership's assets at December 31, 2003 consisted primarily of $6,378,000 in cash, $350,000 in loans receivable, and aggregate investments in the two Local Limited Partnerships of $4,722,000. Liabilities at December 31, 2003 primarily consisted of $607,000 due to limited partnerships and $18,000 in advances and other payables due to the General Partner or affiliates.

Results of Operations

The Partnership commenced operations on February 28, 2003 and had no operations to report for December 31, 2002. As a result, there are no comparative results of operations or financial condition from prior periods to report.

The Partnership's net loss for the nine months ended December 31, 2003 was $(201,000). The net loss is due to loss from operations of $(43,000) and equity in losses from limited partnerships of $(158,000). The partnership's operating expenses consisted of amortization, asset management fees, legal and accounting and other operating expenses, offset by interest income.

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

Item 2. Management's Discussion And Analysis of Financial Condition and Results of Operations, continued

Cash Flows

Net increase in cash during the nine month period ended December 31, 2003 was $6,377,000. Net cash flows used in investing activities was $(4,636,000) for the nine month period ended December 31, 2003. Net cash flows used in investing activity consisted of $(3,029,000) for investment in lower tier partnerships, (350,000) for amounts loaned by the Partnership to certain Local Limited Partnerships in which the Partnership may invest and $(1,257,000) for net acquisition costs and fees. Net cash flows provided by financing activities of $11,026,000 during the nine months ended December 31, 2003, consisted of net sales of limited partnership units of $12,673,000 less offering expenses of $(1,647,000).

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

Item 1.   Legal Proceedings

          NONE

Item 6.   Exhibits and reports on Form 8-K

(a)       Reports on Form 8-K.
          --------------------

1. A current report on Form 8-K was filed on behalf of the registrant on November 4, 2003 reporting the resignation of the registrant's former principal independent accountants, and the engagement of new principal independent accountants under Item 4 of the Form 8-K. An amendment thereto on Form 8-K/A was filed on November 10, 2003 and November 25, 2003 (under Item 7 and under Items 4 and 7, respectively) to file as an exhibit the required letter from the former principal independent accountants. Neither the initial report nor the amendments included any financial statements.

(b)       Exhibits.
          ---------

31.1 Certification of the Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2 Certification of the Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1      Certification of the Principal Executive Officer pursuant to 18 U.S.C.
          section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2      Certification of the Principal Financial Officer pursuant to 18 U.S.C.
          section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

                                      `16

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

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 10
(Registrant)

By:   WNC & Associates, Inc., General Partner




By:   /s/ Wilfred N. Cooper, Jr.
       -------------------------
Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.


Date:  February 17, 2004




By:  /s/ Thomas J. Riha
     ------------------
Thomas J. Riha
Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date:  February 17, 2004