Form 10-K
period 2004-03-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 10
filed 2004-09-20
CIK 1156815

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                    For the fiscal year ended March 31, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

             For the transition period from __________ to __________

                        Commission file number: 333-67682


                 WNC HOUSING TAX CREDIT FUND VI, L.P., Series 10
             (Exact name of registrant as specified in its charter)

                  California                                      33-0974362
                (State or other jurisdiction of                (I.R.S. Employer
               incorporation or organization)                Identification No.)

               17782 Sky Park Circle                              92614-6404
               Irvine, CA                                         (Zip Code)
                    (Address of principal executive offices)

                                 (714) 662-5565
                               (Telephone number)

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to section 12(g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST
                                (Title of Class)


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

Indicate by check mark whether the registrant is an accelerated filer.
Yes               No      X
    -----------      ---------------


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

PART 1.

Item 1.  Business

Organization

WNC Housing Tax Credit Fund, VI, L.P., Series 10 (the "Partnership") was formed under the California Revised Limited Partnership Act on July 17, 2001, and commenced operations on February 28, 2003. The Partnership was formed to invest primarily in other limited partnerships or limited liability companies (the "Local Limited Partnerships") which will own and operate multi-family housing complexes that are eligible for Federal low-income housing and, in certain cases, California low-income housing tax credits ("Low-Income Housing Credit").

The general partner of the Partnership is WNC & Associates, Inc. ("Associates" or the "General Partner"). The chairman and the president of Associates own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

Pursuant to a supplement dated February 28, 2003 to the prospectus of the Partnership dated November 14, 2001, on March 6, 2003, the Partnership commenced a public offering of 25,000 units of Limited Partnership Interest ("Units"), at a price of $1,000 per Unit. Such offering is closed. A total of 13,153 Limited Partnership Interests representing $13,119,270, net of dealer discounts of $31,220 and volume discounts of $2,510 had been sold. Holders of Limited Partnership Interests are referred to herein as "Limited Partners."

The Partnership shall continue in full force and effect until December 31, 2062, unless terminated prior to that date, pursuant to the partnership agreement or law.

Description of Business

The Partnership's principal business objective is to provide its Limited Partners with Low-Income Housing Credits. The Partnership's principal business therefore consists of investing as a limited partner or non-managing member in Local Limited Partnerships each of which owns and operates a multi-family housing complex (the "Housing Complexes") which qualify for the Low-Income Housing Credits. In general, under Section 42 of the Internal Revenue Code, an owner of low-income housing can receive the Low-Income Housing Credit to be used to reduce Federal taxes otherwise due in each year of a ten-year period. In general, under Section 17058 of the California Revenue and Taxation Code, an owner of low-income housing can receive the California Low-Income Housing Credit to be used against California taxes otherwise due in each year of a four-year period. Each Housing Complex is subject to a fifteen-year compliance period (the "Compliance Period"), and under state law may have to be maintained as low-income housing for 30 or more years.

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

As of March 31, 2004 the Partnership had invested in three Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is eligible for the federal Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

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

The Low-Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low-Income Housing Credits and the fractional recapture of Low-Income Housing Credits already taken. An individual Limited Partner's ability to use tax credits is limited. In most cases, the annual amount of Low Income Housing Credits that an individual Limited Partner can use is limited to the tax liability due on the person's last $25,000 of taxable income. Low Income Housing Credits may be the only material benefit from the Partnership because Limited Partners may not get back their capital. Any transactions between the Partnership and Associates and its affiliates will entail conflicts of interest.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low-Income Housing Credits, and a fractional recapture of prior Low-Income Housing Credits would occur. At any time, a foreclosure would result in a loss of the Partnership's investment in the Housing Complex. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership has very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low-Income Housing Credits and recapture of Low-Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low-Income Housing Credits and tax losses allocable to the limited partners could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

There are limits on the transferability of units, including a prohibition on the transfer of more than 50% of the Units in a 12-month period. No trading market for the Units exists or is expected to develop. Limited Partners may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

Exit Strategy

The IRS compliance period for low-income housing tax credit properties is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Credits. The initial programs are completing their compliance periods.

With that in mind, the Partnership is continuing its review of the Partnership's holdings, with special emphasis on the more mature properties such as any that have satisfied the IRS compliance requirements. The review considers many factors, including extended use requirements on the property (such as those due to mortgage restrictions or state compliance agreements), the condition of the property, and the tax consequences to the Limited Partners from the sale of the property.

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate those properties. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership when it no longer provides tax benefits to Limited Partners. However, Local Limited Partnership interests may be disposed at any time by Associates in its discretion. To date no properties in the Partnership have been selected for disposition.

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the three Housing Complexes as of the dates and for the periods indicated:

                                                        ----------------------------  ----------------------------------------------
                                                           As of March 31, 2004                   As of December 31, 2003
                                                        ----------------------------  ----------------------------------------------
                                                          Partnership's    Amount of                      Estimated         Mortgage
                                                         Total Investment  Investment                   Aggregate Low    Balances of
   Local Limited                       General Partner   in Local Limited  Paid to     Number          Income Housing  Local Limited
  Partnership Name        Location       Name               Partnership     Date     of Units  Occupancy   Credits (1)  Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Catoosa Senior            Calhoun,       BC Holdings,
Village, L.P.             Georgia        LLC            $   1,997,000  $   1,579,000     60      100%    $ 2,663,000     $ 2,382,000

Humboldt                  Winnemucca,    Humboldt
Village, L.P.             Nevada         Village, LLC       1,754,000        350,000     38       **              **              **

Melodie Meadows           Glencoe,       Eagle Creek
Associates, Ltd.          Alabama        Partners           1,569,000      1,568,000     40      100%      2,135,000       1,243,000
                                                        -------------  -------------    ----     ----    -----------     -----------

                                                        $   5,320,000  $   3,497,000    138      100%    $ 4,798,000     $ 3,625,000
                                                        =============  =============    ====     ====    ===========     ===========


(1) Represents aggregate anticipated Low Income Housing Credits to be received over the 10 year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year compliance period.

** The Local Limited Partnership was not acquired until February 2004.



                                       -------------------------------------------------------------
                                                  For the year ended December 31, 2003
                                       -------------------------------------------------------------
                                                                                  Low Income
                                                                                 Housing Credits
                                                                                  Allocated to
           Partnership Name                Rental Income          Net Loss         Partnership
----------------------------------------------------------------------------------------------------
Catoosa Senior Village, L.P.                       $  89,000      $   (39,000)             99.98%

Humboldt Village, L.P.                                    **               **              99.98%

Melodie Meadows Associates, Ltd.                      89,000          (64,000)             99.98%
                                                   ----------     -----------

                                                   $ 178,000      $  (103,000)
                                                   ==========     ===========

** The Local Limited Partnership was not acquired until February 2004.

Item 3.  Legal Proceedings

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5a.

(a) The Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Unit and none exists. Units can be assigned only if certain requirements in the Partnership Agreement are satisfied.

(b) At March 31, 2004, there were 628 Limited Partners and 2 assignees of Units who were not admitted as Limited Partners.

(c) The Partnership is not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. Any such distributions would be made in accordance with the terms of the Partnership Agreement

(d) No securities are authorized for issuance by the Partnership under equity compensation plans.

(e) No unregistered securities were sold by the Partnership during the year ended March 31, 2004.

Item 5b. Use of Proceeds

The Partnership conducted an offering pursuant to a registration statement (Commission File No. 333-67670), which was declared effective on November 14, 2001. As of March 31, 2004, the Partnership had received subscriptions for 15,325 Units, for an aggregate amount of capital contributions of $13,119,270, net of dealer discounts of $31,220 and volume discounts of $2,510. At March 31, 2004, approximately $1,673,000 was paid or due to Associates or WNC Capital Corporation, the dealer-manager for the offering, for selling commissions, wholesaling activites and in reimbursement of other organization and offering expenses. Included therein are selling commissions of approximately $883,000 which were paid or were to be paid to non-affiliates. At March 31, 2004, approximately $10,263,000 is invested or available to be invested in Local Limited Partnership Interests or Reserves as follows:


                                                            Paid or to be
                                                               Paid to         Paid or to be
                                                              Affiliates       Paid to Others          Total
                                                            ---------------    ---------------     ---------------

Acquisition Fees through 3/31/2004                        $        921,000   $              -    $        921,000
Acquisition Costs through 3/31/2004                                263,000                  -             263,000
Cash invested or available to be invested or revenues                    -         10,263,000          10,263,000
                                                            ---------------    ---------------     ---------------

Total                                                     $      1,184,000   $     10,263,000    $     11,447,000
                                                            ===============    ===============     ===============

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                                                                       March 31
                                                                          -----------------------------------
                                                                               2004                2003
                                                                          ---------------     ---------------

ASSETS

Cash and cash equivalents                                               $      6,649,763    $          1,100
Interest receivable                                                                  108                   -
Investments in limited partnerships, net                                       6,425,082                   -
                                                                          ---------------     ---------------

                                                                        $     13,074,953    $          1,100
                                                                          ===============     ===============
LIABILITIES

Payables to limited partnerships                                        $      1,822,497    $              -
Accrued fees and expenses due to
  general partner and affiliates                                                  29,535                   -

PARTNERS' EQUITY                                                              11,222,921               1,100
                                                                          ---------------     ---------------

                                                                        $     13,074,953    $          1,100
                                                                          ===============     ===============

Selected  results of  operations,  cash  flows,  and other  information  for the Partnership are as follows:

                                                                                              For the period
                                                                                                   from
                                                                                               February 28,
                                                                                                2003 (date
                                                                         For the Year           operations
                                                                            Ended             commenced) to
                                                                        March 31, 2004        March 31, 2003
                                                                       -----------------     -----------------
Loss from operations                                                 $          (60,828)   $                -
Equity in losses of limited partnerships                                       (128,146)                    -
                                                                       -----------------     -----------------

Net loss                                                                       (188,974)                    -
                                                                       =================     =================

Net loss allocated to:
  General partner                                                    $             (189)   $                -
                                                                       =================     =================

  Limited partners                                                   $         (188,785)   $                -
                                                                       =================     =================

Net loss  per limited partner
  unit                                                               $           (22.97)   $                -
                                                                       =================     =================

Outstanding weighted limited
  partner units                                                                   8,220                     -
                                                                       =================     =================

                                                                                                      For the period
                                                                                                    from February 28,
                                                                                                        2003 (date
                                                                                   For the              operations
                                                                                 Year Ended           commenced) to
                                                                                March 31, 2004        March 31, 2003
                                                                                ---------------      ------------------

Net cash provided by (used in):
  Operating activities                                                          $       (7,273)      $               -
  Investing activities                                                              (4,754,859)                      -
  Financing activities                                                              11,410,795                       -
                                                                                  -------------        ----------------

Net increase/(decrease) in cash and cash
  equivalents                                                                        6,648,663                       -

Cash and cash equivalents,
  beginning of period                                                                    1,100                   1,100
                                                                                  -------------        ----------------

Cash and cash equivalents, end
  of period                                                                     $    6,649,763       $           1,100
                                                                                  =============        ================

Low Income Housing Credits per Unit were as follows for the year and period ended December 31:

                                                                                       2003                2002
                                                                                  ---------------     ----------------

Federal                                                                         $             20    $               -
State                                                                                          -                    -
                                                                                  ---------------     ----------------

Total                                                                           $             20    $               -
                                                                                  ===============     ================

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

Method of Accounting for Investments in Limited Partnerships

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the product of the remaining future Low-Income Housing Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (Notes 2 and 3).

Equity in losses of limited partnerships for each year ended March 31 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available.

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. If the Local Limited Partnerships report net income in future year, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Income Taxes

No provision for income taxes has been recorded in the financial statements as any liability and/or benefits for income taxes flows to the partners of the Partnership and is their obligation and/or benefit. For income tax purposes the Partnership reports on a calendar year basis.

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

The Low-Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low-Income Housing Credits and the fractional recapture of Low-Income Housing Credits already taken. In most cases the annual amount of Low-Income Housing Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a profit. Accordingly, the Partnership may be unable to distribute any cash to its limited partners. Low-Income Housing Credits may be the only benefit from an investment in the Partnership.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining Low-Income Housing Credits, a fractional recapture of prior Low-Income Housing Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership has very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low-Income Housing Credits and recapture of Low-Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low-Income Housing Credits and tax losses allocable to the limited partners could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

No trading market for the Units exists or is expected to develop. Limited partners may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual limited partners will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

To date, certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related tax credits could occur.

Financial Condition

The Partnership's assets at March 31, 2004 consisted primarily of $6,650,000 in cash, $100 in interest receivable, aggregate investments in the three Local Limited Partnerships of $6,425,000. Liabilities at March 31, 2004 consisted of $30,000 in advances and other payables due to the General Partner or affiliates and $1,822,000 in contributions payable to limited partnerships.

The Partnership offered Units for sale to the public until November 11, 2003 at which time total limited partner capital of $13,119,270 net of dealer and volume discounts of $33,730 was raised.

Results of Operations

Year Ended March 31, 2004 Compared to Period Ended March 31, 2003. The Partnership commenced operations on February 28, 2003. Therefore, as of March 31, 2003, the Partnership had not accepted subscriptions for any Units nor made any investments in Local Limited Partnerships. As a result there were no operations for the period ended March 31, 2003. In addition, there were no Low-Income Housing Credits available for allocation to the partners.

The two periods are not comparable, as there was no operations during the period ended March 31, 2003.

Liquidity and Capital Resources

Year Ended March 31, 2004 Compared to Period Ended March 31, 2003. The Partnership had no cash flows from operating or investing activities for the period ended March 31, 2003. As such, the two periods are not comparable.

The Partnership expects its future cash flows, together with its net available assets at March 31, 2004, to be sufficient to meet all currently foreseeable future cash requirements. This excludes amounts owed to Associates by the Partnership disclosed below.

Future Contractual Cash Obligations

The following table  summarizes our future  contractual  cash  obligations as of March 31, 2004:

                                    2005         2006        2007        2008        2009      Thereafter     Total

                                  ----------   ----------  ----------  ----------  ---------  ------------  -----------

Asset Management Fees           $   107,325  $    80,108 $    80,108 $    80,108 $   80,108 $   4,245,724 $  4,673,481
Capital Contributions Payable
   to Lower Tier Partnerships     1,822,497            -           -           -          -             -    1,822,497
                                  ----------   ----------  ----------  ----------  ---------  ------------  -----------
Total contractual cash
   obligations                  $ 1,929,822  $    80,108 $    80,108 $    80,108 $   80,108 $   4,245,724 $  6,495,978
                                  ==========   ==========  ==========  ==========  =========  ============  ===========

(1) Asset Management Fees are payable annually until termination of the Partnership, which is to occur no later than 2062. The estimate of the fees payable included herein assumes the retention of the Partnership's interest in all Housing Complexes until 2062. Amounts due to the General Partner as of March 31, 2004 have been included in the 2005 column.

For   additional   information  on  our  Asset   Management   Fees  and  Capital
Contributions Payable to Lower Tier Partnerships, see Notes 3 and 5 to the financial statements included elsewhere herein.

Off-Balance Sheet Arrangements

The Partnership has no off-balance sheet arrangements.

Exit Strategy

The IRS compliance period for low-income housing tax credit properties is generally 15 years from occupancy following construction or rehabilitation completion. WNC was one of the first in the industry to offer investments using the tax credit. Now these very first programs are completing their compliance period.

With that in mind, we will review the Partnership's holdings, with special emphasis on the more mature properties including those that have satisfied the IRS compliance requirements. Our review will consider many factors including extended use requirements on the property (such as those due to mortgage restrictions or state compliance agreements), the condition of the property, and the tax consequences to the limited partners from the sale of the property.

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, we expect to proceed with efforts to liquidate those properties. Our objective is to maximize the limited partners' return wherever possible and, ultimately, to wind down those funds that no longer provide tax benefits to limited partners. To date no properties in the Partnership have been selected.

Impact of New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities." FIN 46 provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected returns, or both.

In December 2003, the FASB issued a revision of FIN 46 ("FIN 46R") to clarify some of its provisions. The revision results in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretations or the revised interpretations. However, all VIEs must be accounted for under the revised interpretations as of March 31, 2004, when FIN 46R is effective for the Partnership.

This Interpretation would require consolidation by the Partnership of certain Local Limited Partnerships' assets and liabilities and results of operations if the Partnership determined that the Local Limited Partnership was a VIE and that the Partnership was the "Primary Beneficiary." Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other Limited Partners. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Partnership has assessed the potential consolidation effects of the Interpretation and preliminarily concluded that the adoption of the Interpretation will not have a material impact on the financial statements of the Partnership.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

NONE.

Item 8.  Financial Statements and Supplementary Data

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 10

     We have audited the accompanying balance sheet of WNC Housing Tax Credit Fund VI, L.P., Series 10 (a California Limited Partnership) (the "Partnership") as of March 31, 2004 and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in note 2 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investment in limited partnerships audited by other auditors represented $3,045,804 of the total assets of the Partnership at March 31, 2004 and $102,514 of the Partnership's equity in losses of limited partnerships for the year ended March 31, 2004. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audit and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 10 (a California Limited Partnership) as of March 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ Reznick, Fedder & Silverman

Bethesda, Maryland
June 23, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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





                                              /S/ BDO SEIDMAN, LLP


Costa Mesa, California
May 20, 2003

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                                 BALANCE SHEETS





                                                                                            March 31,
                                                                                   -----------------------------
                                                                                       2004           2003
                                                                                   -------------  --------------
ASSETS

Cash and cash equivalents                                                        $    6,649,763 $         1,100
Interest receivable                                                                         108               -
Investments in limited partnerships (Notes 2 and 3)                                   6,425,082               -
                                                                                   -------------  --------------

                                                                                 $   13,074,953 $         1,100
                                                                                   =============  ==============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Liabilities:
   Payables to limited partnerships  (Note 5)                                    $    1,822,497 $             -
   Accrued fees and expenses due to General Partner
      and affiliates (Note 3)                                                            29,535               -
                                                                                   -------------  --------------

       Total liabilities                                                              1,852,032               -
                                                                                   -------------  --------------

Commitments and contingencies

Partners' equity (deficit)
   General partner                                                                          (89)            100
   Limited partners (25,000 units authorized, 13,153 and 0 units
       Outstanding at March 31, 2004 and 2003, respectively)                         11,223,010           1,000
                                                                                   -------------  --------------

     Total partners' equity                                                          11,222,921           1,100
                                                                                   -------------  --------------

                                                                                 $   13,074,953 $         1,100
                                                                                   =============  ==============

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                      For the Year Ended March 31, 2004 and
          For the Period February 28, 2003 (Date Operations Commenced)
                             through March 31, 2003




                                                                                                      For The Period
                                                                                                       February 28,
                                                                                                        2003 (Date
                                                                                                        Operations
                                                                                   For the Year         Commenced)
                                                                                   Ended March          through
                                                                                     31, 2004           March 31, 2003
                                                                                 -----------------   -----------------

Interest income                                                                $            6,203  $                 -
                                                                                 -----------------   -----------------
Operating expenses:
    Amortization (Notes 2 and 3)                                                           24,128                   -
    Asset management fees (Note 3)                                                         27,168                   -
    Legal and accounting                                                                   10,445                   -
    Other                                                                                   5,290                   -
                                                                                 -----------------   -----------------

      Total operating expenses                                                             67,031                   -
                                                                                 -----------------   -----------------

Loss from operations                                                                      (60,828)                  -
                                                                                 -----------------   -----------------

Equity in losses of limited partnerships (Note 2)                                        (128,146)                  -
                                                                                 -----------------   -----------------

Net loss                                                                       $         (188,974) $                -
                                                                                 =================   =================

Net income (loss) allocated to:
   General partner                                                             $             (189) $                -
                                                                                 =================   =================
   Limited partners                                                            $         (188,785) $                -
                                                                                 =================   =================
Net loss per limited partner unit                                              $           (22.97) $                -
                                                                                 =================   =================

Outstanding weighted limited partner units                                                  8,220                   0
                                                                                 =================   =================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                        For The Year Ended March 31, 2004
          For The Period February 28, 2003 (Date Operations Commenced)
                             through March 31, 2003


                                                               General            Limited
                                                               Partner            Partners             Total
                                                            ---------------    ---------------     ---------------

Contribution from General Partner and initial
   limited partner                                        $            100   $         1,000    $          1,100
                                                            ---------------    ---------------     ---------------

Partners' equity at March 31, 2003                                     100             1,000               1,100

Sale of limited partnership units (net of discounts
   of $33,730)                                                           -        13,083,455          13,083,455

Offering expenses                                                        -        (1,672,660)         (1,672,660)

Net loss                                                              (189)         (188,785)           (188,974)
                                                            ---------------     --------------     ---------------

Partners' equity (deficit) at March 31, 2004              $            (89)  $    11,223,010    $     11,222,921
                                                            ===============     ==============     ===============


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                      For the Year Ended March 31, 2004 and
          For The Period February 28, 2003 (Date Operations Commenced)
                             through March 31, 2003



                                                                                                      For The Period
                                                                                                       February 28,
                                                                                                        2003 (Date
                                                                                                        Operations
                                                                                   For the Year         Commenced)
                                                                                   Ended March 31,      through
                                                                                        2004            March 31, 2003
                                                                               ------------------     -----------------
Cash flows from operating activities:
    Net loss                                                                 $          (188,974)  $                 -
    Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating activities:
     Amortization                                                                         24,128                     -
     Equity in losses of limited partnerships                                            128,146                     -
     Change in interest receivable                                                          (108)                    -
     Change in due to general partner and affiliates                                      29,535                     -
                                                                               ------------------     -----------------

Net cash used in operating activities                                                     (7,273)                    -
                                                                               ------------------     -----------------

Cash flows from investing activities:
   Investments in limited partnerships, net                                           (3,498,014)                    -
   Capitalized acquisition costs and fees                                             (1,256,845)                    -
                                                                               ------------------     -----------------

Net cash used in investing activities                                                 (4,754,859)                    -
                                                                               ------------------     -----------------

Cash flows from financing activities:
   Capital contributions received                                                     13,083,455                     -
   Offering expenses                                                                  (1,672,660)                    -
                                                                               ------------------     -----------------

Net cash provided by financing activities                                             11,410,795                     -
                                                                               ------------------     -----------------

Net increase in cash and cash
  equivalents                                                                          6,648,663                     -

Cash and cash equivalents, beginning of period                                             1,100                 1,100
                                                                               ------------------     -----------------

Cash and cash equivalents, end of period                                     $         6,649,763   $             1,100
                                                                               ==================     =================

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION
   Taxes paid                                                                $               800    $                -
                                                                               ==================     =================

                 See accompanying notes to financial statements

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                      For the Year Ended March 31, 2004 and
          For The Period February 28, 2003 (Date Operations Commenced)
                             through March 31, 2003


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

The general partner of the Partnership is WNC & Associates, Inc. ("Associates" or the "General Partner".) The chairman and the president of Associates own substantially all of the outstanding stock of Associates. The initial limited partner is an affiliate of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

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

The Partnership agreement authorized the sale of up to 25,000 units at $1,000 per Unit ("Units"). As of March 31, 2004, 13,153 Units, representing subscriptions in the amount of $13,119,270, net of dealer discounts of $31,220 and volume discounts of $2,510, had been accepted. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and tax credits. The limited partners will be allocated the remaining 99.9% interest in proportion to their respective investments.

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

Risks and Uncertainties
-----------------------

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

The Low Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Credits and the fractional recapture of Low Income Housing Credits already taken. In most cases the annual amount of Low Income Housing Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing
Complexes at a price which would result in the Partnership realizing cash distributions or proceeds from the transaction. Accordingly, the Partnership may be unable to distribute any cash to its limited partners. Low Income Housing Credits may be the only benefit from an investment in the Partnership.

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                      For the Year Ended March 31, 2004 and
          For The Period February 28, 2003 (Date Operations Commenced)
                             through March 31, 2003


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining Low Income Housing Credits, a fractional recapture of prior Low Income Housing Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Credits and recapture of Low Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Credits and tax losses allocable to the Limited Partners could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

No trading market for the Units exists or is expected to develop. Limited Partners may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual Limited Partnes will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

Exit Strategy
-------------

The IRS compliance period for low-income housing tax credit properties is generally 15 years from occupancy following construction or rehabilitation completion. WNC was one of the first in the industry to offer investments using the tax credit. Now these very first programs are completing their compliance period.

With that in mind, the Partnership will review the Partnership's holdings, with special emphasis on the more mature properties including those that have satisfied the IRS compliance requirements. The Partnership's review will consider many factors including extended use requirements on the property (such as those due to mortgage restrictions or state compliance agreements), the condition of the property, and the tax consequences to the limited partners from the sale of the property.

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate those properties. The Partnership's objective is to maximize the limited partners' return wherever possible and, ultimately, to wind down those funds that no longer provide tax benefits to limited partners. To date no properties in the Partnership have been selected.

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                      For the Year Ended March 31, 2004 and
          For The Period February 28, 2003 (Date Operations Commenced)
                             through March 31, 2003



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

Method of Accounting for Investments in Limited Partnerships
------------------------------------------------------------

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the product of the remaining future Low-Income Housing Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (see Notes 2 and 3).

Equity in losses of limited partnerships for each year ended March 31 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized, to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 3). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment balance has reached zero are recognized as income.

Offering Expenses
-----------------

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 13% (excluding sales commissions and the dealer manager fee) of the total offering proceeds. Offering expenses are reflected as a reduction of partners' capital and amounted to $1,672,660 and $0 as of March 31, 2004 and 2003, respectively.

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of March 31, 2004 and 2003, the Partnership had no cash equivalents.

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                      For the Year Ended March 31, 2004 and
          For The Period February 28, 2003 (Date Operations Commenced)
                             through March 31, 2003


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

Concentration of Credit Risk
----------------------------

At March 31, 2004, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum. The Partnership believes that it is not exposed to any significant risk on cash.

Net Income Per Limited Partner Unit
-----------------------------------

Net income per limited partner unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net income per unit includes no dilution and is computed by dividing loss available to limited partners by the weighted average number of units outstanding during the period. Calculation of diluted net loss per unit is not required.

Income Taxes
------------

No provision for income taxes has been recorded in the accompanying financial statements as any liability and/or benefits for income tax purposes flows to the partners of the Partnership and is their obligation and/or benefit. For income tax purposes the Partnership reports on a calendar year basis.

Impact of New Accounting Pronouncements
---------------------------------------

In January 2003, the FASB issued Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities." FIN 46 provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected returns, or both.

In December 2003, the FASB issued a revision of FIN 46 ("FIN 46R") to clarify some of its provisions. The revision results in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretations or the revised interpretations. However, all VIEs must be accounted for under the revised interpretations as of March 31, 2004, when FIN 46R is effective for the Partnership.

This Interpretation would require consolidation by the Partnership of certain Local Limited Partnerships' assets and liabilities and results of operations if the Partnership determined that the Local Limited Partnership was a VIE and that the Partnership was the "Primary Beneficiary." Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other Limited Partners. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Partnership has assessed the potential consolidation effects of the Interpretation and preliminarily concluded that the adoption of the Interpretation will not have a material impact on the financial statements of the Partnership.

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                      For the Year Ended March 31, 2004 and
          For The Period February 28, 2003 (Date Operations Commenced)
                             through March 31, 2003


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of the periods presented, the Partnership has acquired limited partnership interests in three Local Limited Partnerships, each of which owns one Housing Complex, except for one that owns three Housing Complexes, consisting of an aggregate of 138 apartment units. As of March 31, 2004, one of the Housing Complexes were under construction or rehabilitation. The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to approximately 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

The Partnership's investments in limited partnerships as reflected in the balance sheets at March 31, 2004 and 2003 are approximately $3,379,000 and $0, respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is primarily due to acquisition, selection, and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account and to capital contributions payable to the limited partnerships which were netted against partner capital in the Local Limited Partnerships' financial statements (see Note 6). The Partnership's investment is also lower than the Partnership's equity as shown in the Local Limited Partnership's combined financial statements due to the estimated losses recorded by the Partnership for the three month period ended March 31.

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

A loss in value from a Local Limited Partnership other than a temporary decline would be recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining tax credits allocated to the fund and the estimated residual value of the investment. The Partnership recorded no impairment loss during the years ended March 31, 2004 and 2003, respectively.

Distributions received from Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of March 31, 2004, no investment accounts in Local Limited Partnerships had reached a zero balance.

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                      For the Year Ended March 31, 2004 and
          For The Period February 28, 2003 (Date Operations Commenced)
                             through March 31, 2003


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

The following is a summary of the equity method activity of the investments in limited partnerships for the periods presented:

                                                                                        For the Years Ended
                                                                                             March 31
                                                                                   ------------------------------

                                                                                       2004            2003
                                                                                   -------------   --------------

Investments per balance sheet, beginning of period                               $            -  $             -
Capital contributions paid, net                                                       3,498,014                -
Capital contributions payable                                                         1,822,497                -
Equity in losses of limited partnerships                                               (128,146)               -
Capitalized acquisition fees and costs                                                1,183,770                -
Amortization of capitalized acquisition fees and costs                                  (22,301)               -
Capitalized warehouse interest and fees                                                  73,075
Amortization of capitalized warehouse interest and fees                                  (1,827)
                                                                                   -------------   --------------

Investments per balance sheet, end of period                                     $    6,425,082  $             -
                                                                                   =============   ==============

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                      For the Year Ended March 31, 2004 and
          For The Period February 28, 2003 (Date Operations Commenced)
                             through March 31, 2003


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

The financial information from the individual financial statements of the Local Limited Partnerships include rental and interest subsidies. Rental subsidies are included in total revenues and interest subsidies are generally netted against interest expense. Approximate combined condensed financial information from the individual financial statements of the Local Limited Partnerships as of December 31 and for the year then ended is as follows:

                        COMBINED CONDENSED BALANCE SHEETS

                                                                                                       2003
                                                                                                  ---------------

ASSETS

Land                                                                                            $      1,247,000
Buildings and improvements, net of accumulated depreciation of $115,000                                6,348,000
Other assets                                                                                             292,000
                                                                                                  ---------------

                                                                                                $      7,887,000
                                                                                                  ===============

LIABILITIES AND PARTNERS' EQUITY

Mortgage and construction loans payable                                                         $      3,625,000
Due to related parties                                                                                   728,000
Other liabilities                                                                                         67,000
                                                                                                  ---------------

                                                                                                       4,420,000
                                                                                                  ---------------

PARTNERS' CAPITAL

WNC Housing Tax Credit Fund VI, L.P., Series 10                                                        3,046,000
Other partners                                                                                           421,000
                                                                                                  ---------------

                                                                                                       3,467,000
                                                                                                  ---------------

                                                                                                $      7,887,000
                                                                                                  ===============

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                      For the Year Ended March 31, 2004 and
          For The Period February 28, 2003 (Date Operations Commenced)
                             through March 31, 2003



NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                                                        2003
                                                                                                   ---------------

Revenues                                                                                         $        183,000
                                                                                                   ---------------

Expenses:
  Operating expenses                                                                                      151,000
  Interest expense                                                                                         18,000
  Depreciation and amortization                                                                           117,000
                                                                                                   ---------------

Total expenses                                                                                            286,000
                                                                                                   ---------------

Net loss                                                                                         $       (103,000)
                                                                                                   ===============

Net loss allocable to the Partnership                                                            $       (103,000)
                                                                                                   ===============

Net loss recorded by the Partnership                                                             $       (128,000)
                                                                                                   ===============

Certain Local Limited Partnerships have incurred significant operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss of future and recapture of prior Low Income Housing Credits could occur.

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

          Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. For the period ended March 31, 2004 and 2003, the Partnership incurred acquisition fees of $920,710 and $0 respectively, which are included in investments in limited partnerships. Accumulated amortization of these capitalized costs was $17,309 and $0, as of March 31, 2004 and 2003, respectively.

          Acquisition costs of 2% of the gross proceeds from the sale of Units as a non-accountable expense reimbursement in connection with the acquisition of Local Limited Partnerships. For the period ended March 31, 2004 and 2003, the Partnership incurred acquisition costs of $263,060 and $0, respectively, which is included in investments in limited partnerships. Accumulated amortization was $4,992 and $0 as of March 31, 2004 and 2003, respectively.

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                      For the Year Ended March 31, 2004 and
          For The Period February 28, 2003 (Date Operations Commenced)
                             through March 31, 2003


NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

          A non-accountable organization and offering expense reimbursement equal to 4% of the gross proceeds from the sale of the Units, a dealer manager fee equal to 2% of the gross proceeds from the sale of the Units, and reimbursement for retail selling commissions advanced by the General Partner or affiliates on behalf of the Partnership. This reimbursement plus all other organizational and offering expenses, inclusive of the non-accountable organization and offering expense reimbursement, and the dealer manager fees, are not to exceed 13% of the gross proceeds from the sale of the Units. Non-accountable organizational offering expense reimbursement and dealer manager fees totaled $526,120 and $263,060, respectively, for the year ended March 31, 2004

          An annual asset management fee not to exceed 0.5% of the invested assets (defined as the sum of the Partnership's investment in Local Limited Partnerships, plus the revenues of the Partnership of up to 5% of gross Unit sales proceeds, and the Partnership's allocable share of the amount of the mortgage loans on, and other debts related to, the Housing Complexes) of the Local Limited Partnerships. Management fees of $27,168 and $0 were incurred during the year and period ended March 31, 2004 and 2003, respectively, of which $0 was paid during the year ended March 31, 2004.

          The Partnership reimburses the General Partner or its affiliates for operating expenses incurred in behalf of the Partnership. Operating expense reimbursements were approximately $13,400 during the year ended March 31, 2004.

          A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the Limited Partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fees were incurred in the year ended March 31, 2004.

The accrued fees and expenses due to General Partner and affiliates consist of the following at:

                                                                                            March 31
                                                                                ----------------------------------

                                                                                     2004               2003
                                                                                ---------------    ---------------

Advances from WNC                                                             $          2,326   $              -
Asset management fees payable                                                           27,209                  -
                                                                                ---------------    ---------------

                                                                              $         29,535   $              -
                                                                                ===============    ===============

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                      For the Year Ended March 31, 2004 and
          For The Period February 28, 2003 (Date Operations Commenced)
                             through March 31, 2003


NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------

The following is a summary of the quarterly operations for the year ended March 31:

                                           June 30           September 30       December 31           March 31
                                        ---------------     ---------------    ---------------     ---------------

               2004
               ----

Income                                $              -    $          1,000   $          1,000    $          4,000

Operating expenses                              (4,000)            (21,000)           (20,000)            (22,000)

Equity in income (losses) of
     limited partnerships                            -             (64,000)           (94,000)             30,000

Net income (loss)                               (4,000)            (84,000)          (113,000)             12,000

Net income (loss) available to
     limited partners                           (4,000)            (84,000)          (113,000)             12,000

Net income (loss) available per
     limited partnership unit -
     weighted average                               (2)                (13)               (10)                  2


NOTE 5 - PAYABLES TO LIMITED PARTNERSHIPS
-----------------------------------------

Payables to limited partnerships represent amounts which are due at various times based on conditions specified in the respective limited partnership agreements. These contributions are payable in installments and are generally due upon the limited partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment).

NOTE 6 - SUBSCRIPTIONS RECEIVABLE
-------------------------------------------

As of March 31, 2003, the Partnership had accepted no subscriptions for Units. Holders of Units are referred to herein as "Limited Partners." Effective May 15, 2003, the Partnership had received the minimum subscriptions for units required to break escrow.

From April 1, 2003 through November 11, 2003, the date of closing the fund, the Partnership received subscriptions for 13,153 units, which included promissory notes of $35,815 for which it has received net cash totaling $13,083,455. Promissory notes in the amount of $35,815 were outstanding at March 31, 2004.

NOTE  7- SUBSEQUENT EVENT (UNAUDITED)
-------------------------------------

In April 2004, the Partnership acquired limited partnership interests in one Local Limited Partnership and in June 2004, the Partnership acquired limited partnership interests in two Local Limited Partnerships for an aggregare amount of $4,561,702. Payments in the amount of $720,463 were made to these Local Limited Partnerships by the Partnership subsequent to year-end.



Item  9.  Changes  in and  Disagreements  With  Accountants  on  Accounting  and
          Financial Disclosure

NOT APPLICABLE

Item 9a. Controls and Procedures

As of the end of the period covered by this report,  the  Partnership's  General
Partner, under the supervision and with the participation of the Chief Executive
Officer and Chief Financial Officer of Associates carried out an evaluation of the effectiveness of the Fund's "disclosure controls and procedures" as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Partnership's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings.

Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended
March 31, 2004 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

(a)  Identification of Directors,  (b) Identification of Executive Officers, (c)
     ---------------------------------------------------------------------------
     Identification of Certain Significant Employees,  (d) Family Relationships,
     ---------------------------------------------------------------------------
     and (e) Business Experience
     ---------------------------

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

Associates is a California corporation which was organized in 1971. Its officers and significant employees are:

Wilfred N. Cooper, Sr.                Chairman of the Board
Wilfred N. Cooper, Jr.                President and Chief Executive Officer
David N. Shafer, Esq.                 Executive Vice President and Director of Asset Management
Sylvester P. Garban                   Senior Vice President - Institutional Investments
Thomas J. Riha, CPA                   Senior Vice President - Chief Financial Officer
David C. Turek                        Senior Vice President - Originations
Michael J. Gaber                      Senior Vice President - Acquisitions
Diemmy T. Tran                        Vice President - Portfolio Management

In addition to Wilfred N. Cooper,  Sr., the directors of Associates  are Wilfred
N. Cooper, Jr., David N. Shafer, and Kay L. Cooper. The principal shareholder of Associates is a trust established by Wilfred N. Cooper, Sr. and Kay L. Cooper.

Wilfred N. Cooper, Sr., age 73, is the founder and Chairman of the Board of Directors of Associates, a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by Associates. Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of Associates, and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives. Mr. Cooper is a Life Director of the National Association of Home Builders and a National Trustee for NAHB's Political Action Committee, and the Chairman of NAHB's Multifamily Council. He is a Director of the National Housing Conference and a member of NHC's Executive Committee, and a founder and Director of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 41, is President, Chief Executive Officer, Secretary, a Director and a member of the Acquisition Committee of Associates. He is President of, and a registered principal with, WNC Capital Corporation, and is a Director of WNC Management, Inc. He has been involved in real estate investment and acquisition activities since 1988 when he joined Associates. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Editorial Advisory Boards of Affordable Housing Finance and LIHC Monthly Report, a Steering Member of the
----------------------------     --------------------
Housing Credit Group of the National Association of Home Builders, an Alternate Director of NAHB, a member of the Advisory Board of the New York State Association for Affordable Housing and a member of the Urban Land Institute. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 51, is Executive Vice President, a Director, Director of Asset Management and a member of the Acquisition Committee of Associates, and a Director and Secretary of WNC Management, Inc. Mr. Shafer has been active in the real estate industry since 1984. Before joining Associates in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and President of the California Council of Affordable Housing, and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree cum laude and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Sylvester P. Garban, age 58, is Senior Vice President - Institutional Investments of Associates Mr. Garban has been involved in real estate investment activities since 1978. Before joining Associates in 1989, he served as Executive Vice President with MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the National Association of Affordable Housing Lenders and the Financial Planning Association. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

Thomas J. Riha, age 48, is Senior Vice President - Chief Financial Officer and a member of the Acquisition Committee of Associates and President, Treasurer and a Director of WNC Management, Inc. He has been involved in real estate acquisition and investment activities since 1979. Before joining Associates in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. He is a Director of the Task Force on Housing Credit Certification of the National Association of Home Builders. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree cum laude in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

David C. Turek, age 49, is Senior Vice President - Originations of Associates. His experience with real estate investments and finance has continued since 1976, and he has been employed by Associates since 1996. Previously, from 1995 to 1996, Mr. Turek served as a consultant for a national tax credit sponsor where he was responsible for on-site feasibility studies and due diligence analyses of tax credit properties. From 1992 to 1995 he served as Executive Vice President for Levcor, Inc., a multi-family development company, and from 1990 to 1992 he served as Vice President for the Paragon Group where he was responsible for tax credit development activities. He is a Director of the National Housing and Rehabilitation Association, the Rural Rental Housing Association of Texas, and the Alabama Council of Affordable Rental Housing. Mr. Turek graduated from Southern Methodist University in 1976 with a Bachelor of Business Administration degree.

Michael J. Gaber, age 38, is Senior Vice President - Acquisitions and a member of the Acquisition Committee of Associates. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with Associates since 1997. Prior to joining Associates, he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with H.F. Ahmanson & Company, parent of Home Savings of America. Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration - Finance.

Diemmy T. Tran, age 38, is Vice President - Portfolio Management of Associates. She is responsible for overseeing portfolio management and investor reporting for all WNC funds, and for monitoring investment returns for all WNC institutional funds. Ms. Tran has been involved in real estate asset management and finance activities for 12 years. Prior to joining Associates in 1998, Ms. Tran served as senior asset manager for a national Tax Credit sponsor and as an asset specialist for the Resolution Trust Corporation where she was responsible for the disposition and management of commercial loan and REO portfolios. Ms. Tran is licensed as a California real estate broker. She graduated from California State University, Northridge in 1989 with a Bachelor of Science degree in finance and a minor in real estate.

Kay L. Cooper, age 67, is a Director of Associates. Mrs. Cooper was the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until its sale in 1998. She is the wife of Wilfred Cooper, Sr. and the mother of Wilfred Cooper, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

(f)  Involvement in Certain Legal Proceedings
     ----------------------------------------

     Inapplicable.

(g)  Promoters and Control Persons
     -----------------------------

     Inapplicable

(h)  Audit  Committee  Financial  Expert,  and (i)  Identification  of the Audit
     ---------------------------------------------------------------------------
     Committee
     ---------

     Neither the Partnership nor Associates has an audit committee.

(j)  Changes to Nominating Procedures
     --------------------------------

     Inapplicable

(k)  Code of Ethics
     --------------

     WNC & Associates has adopted a Code of Ethics which applies to the Chief Executive Officer and Chief Financial Officer of WNC & Associates. The Code of Ethics will be provided without charge to any person who requests it. Such requests should be directed to: Investor Relations at (714)662-5565 extension 118.

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Organization and Offering Expenses. The Partnership paid the General Partner or its affiliates as of March 31, 2004 and 2003 approximately $1,672,660 and $0 for selling commissions and other fees and expenses of the Partnership's offering of Units. Of the total paid, approximately $883,500 and $0 as of March 31, 2004 and 2003, respectively, was paid to unaffiliated person participating in the Partnership's offering.

(b) Acquisition Fees. Acquisition fees in an amount equal to 7.0% of the gross proceeds of the Partnership's Offering ("Gross Proceeds"). As of March 31, 2004 and 2003 the aggregate amount of acquisition fees paid or accrued was approximately $920,710 and $0, respectively.

(c) Acquisition Expense. The Partnership reimbursed the General Partner for acquisition expenses, on a non-accountable basis, in an amount equal to 2% of the Gross Proceeds, pursuant to the terms of the partnership agreement. As of March 31, 2004 and 2003, the aggregate amount of acquisition fees paid or accrued was approximately $263,060 and $0, respectively.

(d) Annual Asset Management Fee. An annual asset management fee accrues in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" is defined as the sum of the Partnership's Investment in Local Limited Partnerships, plus the reserves of the Partnership of up to 5% of gross Unit sales proceeds, and the Partnership's allocable share of the amount of the mortgage loans and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $27,168 were incurred for the year ended March 31, 2004, and no fees were incurred for the period February 28, 2003 (date operations commenced) through March 31, 2003.

(e) Operating Expenses. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $13,400 and $0 for the year ended March 31, 2004 and for the period February 28, 2003 (date operations commenced) through March 31, 2003, respectively, expended by such persons on behalf of the Partnership.

(f) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sale price may be received in connection with the sale or disposition of an Apartment Complex or Local Limited Partnership Interest. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the Return on Investment to the Limited Partners. "Return on Investment" means an annual, cumulative but not compounded, "return" to the Limited Partners (including Low-Income Housing Credits) as a class on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received by the Partnership, calculated at the following rates: (i) 11% through December 31, 2010, and (ii) 6% for the balance of the Partnerships term. No disposition fees have been incurred.

(g) Interest in Partnership. The General Partner will receive 0.1% of the Low-Income Housing Credits. No Low-Income Housing Credits were allocated for the period ended December 31, 2002. The General Partners is also entitled to receive a percentage of cash distributions. There were no distributions of cash owed to the General Partner during the year ended March 31, 2004 and during the period February 28, 2003 (date operations commenced) through March 31, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)  Securities Authorized for Issuance Under Equity Compensation Plans
     ------------------------------------------------------------------

     The Partnership has no compensation plans under which interests in the Partnership are authorized for issuance.

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

(d)  Changes in Control
     ------------------

     The management and control of the General Partner and of Associates and their affiliates may be changed at any time in accordance with their respective organizational documents, without the consent or approval of the Limited Partners. In addition, the Partnership Agreement provides for the admission of one or more additional and successor General Partners in certain circumstances.

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

Item 14.  Principal Accountant Fees and Services

The following is a summary of fees paid to the Fund's independent auditors for the years ended March 31:
                                             2004                2003
                                        ---------------     ---------------

Audit Fees                            $         16,925    $         17,780
Audit-related Fees                                   -                   -
Tax Fees                                         1,050                   -
All Other Fees                                       -                   -
                                        ---------------     ---------------
TOTAL                                 $         17,975    $         17,780
                                        ===============     ===============


The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Fund's independent auditors are preapproved by the General Partner.

PART IV.

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)    Financial statements included in Part II hereof:
          ------------------------------------------------

          Report of  Independent  Registered  Public Accounting  Firm  - Reznick
            Fedder & Silverman
          Report of Independent Registered Public Accounting Firm - BDO Seidman,
            LLP
          Balance Sheets March 31, 2004 and 2003
          Statements of Operations for the year ended March 31, 2004 and for the period February 28, 2003 (Date Operations Commenced) through March 31,
            2003
          Statements of Partners' Equity for the year ended March 31, 2004 and for the period February 28, 2003 (Date Operations Commenced) through
            March 31, 2003
          Statements of Cash Flows for the year ended March 31, 2004 and for the period February 28, 2003 (Date Operations Commenced) through March 31, 2003
          Notes to Financial Statements

(a)(2)    Financial statement schedules:
          ------------------------------

          Report of Independent Registered Public Accounting Firm on Financial Statement Schedules - Reznick Fedder & Silverman Schedule III - Real Estate Owned by Local Limited Partnerships

(b)       Reports on Form 8-K.
          --------------------

          NONE

(c)       Exhibits.
          ---------

31.1 Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2 Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1 Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2 Section 1350 Certification of the Chief Financial Officer. (filed herewith)

99.1 Second Amendment to the Amended and Restated Agreement of Limited Partnership of Catoosa Senior Village, L.P. as exhibit 10.3 to Form 8-K/A Current Report dated September 5, 2203 is herein incorporated by reference as exhibit 99.1.

99.2 Amended and Restated Agreement of Limited Partnership of Humboldt Village, L.P. as exhibit 99.1 to Form 8-K Current Report dated June 8, 2004 is herein incorporated by reference as exhibit 99.2.

99.3 Amended and Restated Agreement of Limited Partnership of Starlight Place, L.P. as exhibit 99.2 to Form 8-K Current Report dated June 8, 2004 is herein incorporated by reference as exhibit 99.3.

99.4 Financial Statements of Melodie Meadows Associates, Ltd. for the years ended December 31, 2003 and 2002 together with Independent Auditors' Report thereon; a significant suvsidiary of the Partnership.

99.5 Financial Statements of Catoosa Senior Village, L.P. for the years ended December 31, 2003 and 2002 together with Independent Auditors' Report thereon; a significant suvsidiary of the Partnership.

      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL
                               STATEMENT SCHEDULES


To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 10

     The audit referred to in our report dated June 23, 2004 relating to the 2004 financial statements of WNC Housing Tax Credit Fund VI, L.P., Series 10 (a California Limited Partnership) (the "Partnership"), which are contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedule "Real Estate Owned by Local Limited Partnerships March 31, 2004." This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audit.

     In our opinion, based on our audit and the reports of the other auditors, such financial statement schedule referred to above presents fairly, in all material respects, the information set forth therein.



/s/ Reznick, Fedder & Silverman

Bethesda, Maryland
June 23, 2004

WNC Housing Tax Credit Fund VI, L.P., Series 10
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004

                                                -------------------------------  ---------------------------------------------------
                                                   As of March 31, 2004                          As of December 31, 2003
                                                ------------------------------------------------------------------------------------
                                                                                   Mortgage
                                             Total Investment      Amount of      Balances of
                                             in Local Limited    Investment Paid Local Limited   Property and  Accumulated  Net Book
      Partnership Name            Location       Partnerships        to Date      Partnerships    Equipment    Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
Catoosa Senior                    Calhoun,
Village, L.P.                     Georgia       $  1,997,000     $  1,579,000   $ 2,382,000   $ 4,808,000   $  50,000    $ 4,758,000

Humboldt                          Winnemucca,
Village, L.P.                     Nevada           1,754,000          350,000            **            **          **             **

Melodie Meadows                   Glencoe,
Associates, Ltd.                  Alabama          1,569,000        1,568,000     1,243,000     2,902,000      65,000      2,837,000
                                                ------------     ------------   -----------   -----------   ---------   -- ---------

                                                $  5,320,000     $  3,497,000   $ 3,625,000   $ 7,710,000   $ 115,000    $ 7,595,000
                                                ============     ============   ===========   ===========   =========    ===========

** The Local Limited Partnership was not acquired until February 2004.

WNC Housing Tax Credit Fund VI, L.P., Series 10
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004

                              --------------------------------------------------------------------------------------
                                                      For the year ended December 31, 2003
                              --------------------------------------------------------------------------------------
                                                                     Year Investment                Estimated Useful
      Partnership Name        Rental Income           Net Loss          Acquired         Status       Life (Years)
--------------------------------------------------------------------------------------------------------------------

Catoosa Senior Village, L.P.            $ 89,000       $ (39,000)       2003           Completed                 40

Humbolt Village, L.P.                         **               **       2004                  **                 **

Melodie Meadows Associates,
Ltd.                                      89,000         (64,000)       2003           Completed                 40
                                       ---------       ----------
                                       $ 178,000       $(103,000)
                                       =========       ==========


** The Local Limited Partnership was not acquired until February 2004.

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

Date:  Septemer 20, 2004

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

Date:  September 20, 2004




By:      /s/ Thomas J. Riha
         ------------------
         Thomas J. Riha,
         Senior Vice-President - Chief Financial Officer of
         WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:  September 20, 2004




By:      /s/ Wilfred N. Cooper, Sr.
         --------------------------
         Wilfred N. Cooper, Sr.,
         Chairman of the Board of WNC & Associates, Inc.

Date:  September 20, 2004




By:      /s/ David N. Shafer
         -------------------
         David N Shafer,
         Director of WNC & Associates, Inc.

Date:  September 20, 2004