Form 10-Q
period 2004-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 10
filed 2004-10-26
CIK 1156815

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X|QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended June 30, 2004

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
Yes           No      X
    ---------    ----------


Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes           No      X
    ---------    ----------

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)


                               INDEX TO FORM 10-Q

                       For the Quarter Ended June 30, 2004





PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

              Balance Sheets
               June 30, 2004 and March 31, 2004................................3

              Statements of Operations
               For the Three Months Ended June 30, 2004 and 2003...............4

              Statement of Partners' Equity (Deficit)
               For the Three Months Ended June 30, 2004 .......................5

              Statements of Cash Flows
               For the Three Months Ended June 30, 2004 and 2003...............6

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

     Item 1.  Legal Proceedings...............................................17

     Item 6.  Exhibits and Reports on Form 8-K................................17

     Signatures...............................................................18

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                                 BALANCE SHEETS




                                                              June 30, 2004              March 31, 2004
                                                              -------------              --------------
                                                              (unaudited)
ASSETS

Cash and cash equivalents                              $              5,291,897    $               6,649,763
Investments in limited partnerships, net (Notes
      2 and 3)                                                       10,945,528                    6,425,082
Due from General Partner and affiliates                                     175                            -
Interest receivable                                                           -                          108
                                                         ------------------------    ------------------------

                                                       $             16,237,600    $              13,074,953
                                                         ========================    ========================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
   Accrued fees and expenses due to
      General Partner and affiliates (Note 3)          $                 42,986    $                  29,535
   Payables to limited partnerships (Note 4)                          4,992,504                    1,822,497
                                                         ------------------------    ------------------------

     Total liabilities                                                5,035,490                    1,852,032
                                                         ------------------------    ------------------------

Commitments and contingencies

Partners' equity (deficit):
   General Partner                                                         (142)                         (89)
   Limited partners (25,000 units authorized
    13,153 units issued and outstanding at
    June 30, 2004)                                                   11,202,252                   11,223,010
                                                         ------------------------    ------------------------

     Total partners' equity                                          11,202,110                   11,222,921
                                                         ------------------------    ------------------------

                                                       $             16,237,600    $              13,074,953
                                                         ========================    ========================






                 See accompanying notes to financial statements
                                        3

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)


                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2004 and 2003

                                   (unaudited)


                                                                2004                           2003
                                                      ------------------------       ------------------------

Interest income                                     $                  10,882       $                     89

Operating expenses:
  Amortization (Note 2)                                                10,474                            762
  Asset management fees ( Note 3)                                      15,777                              -
  Legal and accounting                                                    525                          2,100
  Other                                                                 6,450                          1,020
                                                      ------------------------       ------------------------

    Total operating expenses                                           33,226                          3,882
                                                      ------------------------       ------------------------

Loss from operations                                                  (22,344)                        (3,793)

Equity in losses from limited partnerships
(Note 2)                                                              (30,782)                             -
                                                      ------------------------       ------------------------

Net loss                                            $                 (53,126)      $                 (3,793)
                                                      ========================       ========================

Net loss allocated to:
  General Partner                                   $                     (53)      $                     (4)
                                                      ========================       ========================

  Limited Partners                                  $                 (53,073)      $                 (3,789)
                                                      ========================       ========================

Net loss per limited
  partner unit                                      $                      (4)      $                     (2)
                                                      ========================       ========================

Outstanding weighted limited
  partner units                                                        13,153                          1,594
                                                      ========================       ========================

                 See accompanying notes to financial statements
                                        4

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                    For the Three Months Ended June 30, 2004

                                   (unaudited)


                                                        General               Limited
                                                          Partner              Partners                 Total
                                                       ---------------      ----------------      ------------------

Partners' equity (deficit) at March 31, 2004         $            (89) $         11,223,010     $        11,222,921

Collection of promissory notes receivable                           -                35,815                  35,815

Offering expenses                                                   -                (3,500)                 (3,500)

 Net loss                                                         (53)              (53,073)                (53,126)
                                                       ---------------      ----------------      ------------------

Partners' equity (deficit) at June 30, 2004          $           (142) $         11,202,252      $       11,202,110
                                                       ===============      ================      ==================







                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2004 and 2003

                                   (unaudited)

                                                                                     2004                  2003
                                                                               ------------------     ----------------
    Cash flows from operating activities:
      Net loss                                                               $          (53,126)    $         (3,793)
        Adjustments to reconcile net loss to net
            Cash provided by operating activities:
            Amortization                                                                 10,474                  762
            Equity in losses of limited partnerships                                     30,782                    -
            Change in due from affiliates                                                  (175)                   -
            Change in interest receivable                                                   108                    -
            Change in accrued fees and expense due to
              General Partner and affiliates                                             13,451                3,120
                                                                               ------------------     ----------------

                 Net cash provided by  operating activities                               1,514                   89
                                                                               ------------------     ----------------

    Cash flows from investing activities:
       Investments in lower tier partnerships, net                                   (1,391,695)                   -
       Capitalized acquisition costs & fees                                                   -             (244,170)
                                                                               ------------------     ----------------

                 Net cash used in investing activities                               (1,391,695)            (244,170)
                                                                               ------------------     ----------------

     Cash flows from financing activities
       Collection of promissory notes receivable                                         35,815            3,296,071
       Offering expenses                                                                 (3,500)            (363,050)
                                                                               ------------------     ----------------

                 Net cash provided by financing activities                               32,315            2,933,021
                                                                               ------------------     ----------------

    Net increase (decrease) in cash and cash equivalents                             (1,357,866)           2,688,940

    Cash and cash equivalents, beginning of period                                    6,649,763                1,100
                                                                               ------------------     ----------------

    Cash and cash equivalents, end of period                                 $        5,291,897     $      2,690,040
                                                                               ==================     ================

    SUPPLEMENTAL DISCLOSURE OF
    CASH FLOW INFORMATION

    Taxes paid                                                               $                -     $            800
                                                                               ==================     ================

                 See accompanying notes to financial statements
                                        6

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                  For the Quarterly Period Ended June 30, 2004
                                   (unaudited)



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Partnership's report on Form 10-K for the fiscal year ended March 31, 2004.

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

Pursuant to a supplement dated February 28, 2003 to the prospectus of the Partnership dated November 14, 2001, on March 6, 2003, the Partnership commenced a public offering of 25,000 units of Limited Partnership Interest ("Units"), at a price of $1,000 per Unit. Holders of Units are referred to herein as "Limited Partners." Effective May 15, 2003, the Partnership had received the minimum subscriptions for units required to break escrow. Accordingly, from May 15, 2003 through June 30, 2004, the Partnership has accepted subscriptions for 13,153 units, for which it has received $12,673,010 in cash, net of a $33,730 volume/dealer discount and $446,260 in promissory notes.

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

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED
                  For the Quarterly Period Ended June 30, 2004
                                   (unaudited)


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

The Low-Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low-Income Housing Credits and the fractional recapture of Low-Income Housing Credits already taken. In most cases the annual amount of Low-Income Housing Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a price which would result in the Parnership realizing cash distributions or [roceeds from the transaction. Accordingly, the Partnership may be unable to distribute any cash to its limited partners. Low-Income Housing Credits may be the only benefit from an investment in the Partnership.

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

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED
                  For the Quarterly Period Ended June 30, 2004
                                   (unaudited)


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

Equity in losses of limited partnerships for the periods ended June 30, 2004 and 2003 have been recorded by the Partnership based on three months of reported results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 2). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED
                  For the Quarterly Period Ended June 30, 2004
                                   (unaudited)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

Offering Expenses
-----------------

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with the selling of limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 13%, (excluding selling commissions and dealer manager fees) of the total offering proceeds. Offering expenses will be reflected as a reduction of limited partners' capital and amounted to $1,676,160 as of June 30, 2004.

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2004 and March 31, 2004, the Partnership had no cash equivalents.

Concentration of Credit Risk
----------------------------

At June 30, 2004, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amount. The Partnership believes that it is not exposed to any significant risk on cash.

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

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED
                  For the Quarterly Period Ended June 30, 2004
                                   (unaudited)



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

New Accounting Pronouncements
-----------------------------

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

This Interpretation would require consolidation by the Partnership of certain Local Limited Partnerships' assets and liabilities and results of operations if the Partnership determined that the Local Limited Partnership was a VIE and that the Partnership was the "Primary Beneficiary." Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other Limited Partners. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Partnership has assessed the potential consolidation effects of the Interpretation and preliminarily concluded that the adoption of the Interpretation will not have a material impact on the financial statements of the Partnerships.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

On June 30, 2004, the Partnership acquired limited partnership interests in six Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 312 apartment units. As of June 30, 2004, construction or rehabilitation of four of the Housing Complexes was complete. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.9%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

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

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of June 30, 2004, no investment accounts in Local Limited Partnerships had reached a zero balance.

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED
                  For the Quarterly Period Ended June 30, 2004
                                   (unaudited)




NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

The following is a summary of the equity method activity of the investments in local limited partnerships for the periods presented:

                                                                       For the Three        For the Year
                                                                       Months Ended            Ended
                                                                       June 30, 2004       March 31, 2004
                                                                      ----------------    -----------------

Investments in limited partnerships, beginning of period            $       6,425,082   $               -
Capital contributions paid, net                                               720,137           3,498,014
Capital contributions payable                                               3,841,565           1,822,497
Capitalized acquisition fees and costs                                              -           1,183,770
Capitalized warehouse interest and fees                                             -              73,075
Equity in losses of limited partnerships                                      (30,782)           (128,146)
Amortization of capitalized acquisition fees and costs                         (9,865)            (22,301)
Amortization of capitalized warehouse interest and fees                          (609)             (1,827)
                                                                      ----------------    -----------------
Investments in limited partnerships, end of period                  $      10,945,528   $       6,425,082
                                                                      ================    =================

Selected financial information for the three months ended June 30, 2004 and 2003 from the unaudited combined condensed financial statements of the limited partnerships in which the partnership has invested is as follows:


                  COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                        2004                           2003
                                                                ---------------------           --------------------

               Revenues                                       $              68,000           $                  -
                                                                ---------------------           --------------------

               Expenses
                 Interest expense                                             5,000                              -
                 Depreciation & amortization                                 34,000                              -
                 Operating expenses                                          60,000                              -
                                                                ---------------------           --------------------
                   Total expenses                                            99,000                              -
                                                                ---------------------           --------------------
               Net loss                                       $             (31,000)          $                  -
                                                                =====================           ====================
               Net loss allocable to the Partnership          $             (31,000)          $                  -
                                                                =====================           ====================
               Net loss recorded by the Partnership           $             (31,000)          $                  -
                                                                =====================           ====================

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED
                  For the Quarterly Period Ended June 30, 2004
                                   (unaudited)


NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of June 30, 2004, the Partnership had incurred acquisition fees of $920,710. Accumulated amortization of these capitalized costs was $24,982 as of June 30, 2004.

(b) Acquisition costs of 2% of the gross proceeds from the sale of Units as full reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. As of June 30, 2004, the Partnership had incurred acquisition costs of $263,060. Accumulated amortization of these capitalized costs was $7,184 as of June 30, 2004.

(c) A non-accountable organization and offering expense reimbursement equal to 4% of the gross proceeds from the sale of the Units, a dealer manager fee equal to 2% of the gross proceeds from the sale of the Units, and reimbursement for retail selling commissions advanced by the General Partner or affiliates on behalf of the Partnership. This reimbursement plus all other organizational and offering expenses, inclusive of the non-accountable organization and offering expense reimbursement, and the dealer manager fees, are not to exceed 13% of the gross proceeds from the sale of the Units. As of June 30, 2004, the Partnership had incurred non-accountable organization and offering expense reimbursements of $1,676,160.

(d) An annual asset management fee not to exceed 0.5% of the invested assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the housing complexes) of the Local Limited Partnerships. Asset management fees of $15,777 was incurred during the three months ended June 30, 2004.

(e) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

(f) An affiliate of the general partner provided financing to pay for capital contributions prior to the time that the limited partners' capital contributions were received. As of June 30, 2004 and 2003, the partnership incurred interest of $73,075 and $72,155, respectively, which was capitalized as warehouse interest and fees. Accumulated amortization of these capitalized costs were $2,436 and $0 as of June 30, 2004 and 2003 respectively.

(g) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred in behalf of the Partnership. Operating expense reimbursements were approximately $9,297 and $0 during the three months ended June 30, 2004 and 2003, respectively.

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED
                  For the Quarterly Period Ended June 30, 2004
                                   (unaudited)

Accrued fees, expenses and loan due to the General Partner and affiliates consisted of the following as of:

                                                                   June 30, 2004            March 31, 2004
                                                                ---------------------       ---------------------

       Advance payable to WNC                                $                     -     $                 2,326
       Asset management fee payable                                           42,945                      27,168
                                                                ---------------------       ---------------------

         Total                                               $                42,945     $                29,494
                                                                =====================       =====================

NOTE 4 - PAYABLES TO LIMITED PARTNERSHIPS
-----------------------------------------

Payables to limited partnerships amounting to $4,992,504 and $1,822,497 at June 30, 2004 and March 31, 2004, respectively, represents amounts, which are due at various times based on conditions specified in the respective limited partnership agreements. These contributions are payable in installments and are generally due upon the limited partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment).

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2004 and 2003, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2004 consisted primarily of $5,292,000 in cash and aggregate investments in the six Local Limited Partnerships of $10,946,000. Liabilities at June 30, 2004 primarily consisted of $4,993,000 due to limited partnerships and $43,000 in advances and other payables due to the General Partner or affiliates.

Results of Operations

Results of Operations, continued

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003. The Partnership's net loss for the three months ended June 30, 2004 was $(53,000), reflecting an increase of $(49,000) from the net loss for the three months ended June 30, 2003 of $(4,000). The increase in net loss is primarily due to an increase in equity of losses of limited partnerships of $(31,000) to $(31,000) for the three months ended June 30, 2004 from $0 for the three months ended June 30, 2003 along with an increase in loss from operations of $(18,000) to $(22,000) for the three months ended June 30, 2004 from $(4,000) for the three months ended June 30, 2003. The increase in loss from operations was due to an increase in interest income of $$11,000 offset by an increase in operating expense of $29,000. Cash Flows

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003. Net decrease in cash and cash equivalents was $(1,358,000) for the three months ended June 30, 2004, reflecting an increase of $(4,047,000) in net cash used, compared to the net cash provided in the three months ended June 30, 2003 of $2,689,000. The change is primarily due to sales of units decreased $(3,264,000) and an increase of $(1,392,000) in investment in lower tiers offset by an decrease of $244,000 in payment of acquisition costs and fees and an decrease of $363,000 in payment of offering cost. The Partnership acquired limited partnership interests in three Local Limited Partnerships for an aggregate amount of approximately $4,562,000.

Management's  Discussion  And  Analysis of  Financial  Condition  and Results of
              Operations, continued

The Partnership expects its future cash flows, together with its net available assets at June 30, 2004, to be sufficient to meet all currently foreseeable future cash requirements.

Item 3.  Quantitative and Qualitative Disclosures Above Market Risks

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

Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended June 30, 2004 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Part II.  Other Information

Item 1.   Legal Proceedings

          NONE

Item 6.   Exhibits and reports on Form 8-K

(a)       Reports on Form 8-K.
          --------------------

1. A Form 8-K dated March 17, 2004 was filed on June 8, 2004 reporting the acquisition of two Local Limited Partnerships. No financial statements were included.

2. A Form 8-K dated June 9, 2004 was filed on June 29, 2004 reporting the acquisition of two Local Limited Partnerships. No financial statements were included.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 10
(Registrant)

By:   WNC & Associates, Inc., General Partner




By:   /s/ Wilfred N. Cooper, Jr.
      --------------------------
Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.


Date:  October 25, 2004




By:  /s/ Thomas J. Riha
     ------------------
Thomas J. Riha
Senior Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date:  October 25, 2004