Form 10-Q
period 2004-09-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 10
filed 2004-11-15
CIK 1156815

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934

               For the quarterly period ended September 30, 2004

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


                               INDEX TO FORM 10-Q

                    For the Quarter Ended September 30, 2004





PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

             Balance Sheets
              September 30, 2004 and March 31, 2004............................3

             Statements of Operations
              For the Three and Six Months Ended September 30, 2004 and 2003...4

             Statement of Partners' Equity (Deficit)
              For the Six Months Ended September 30, 2004 .....................5

             Statements of Cash Flows
              For the Six Months Ended September 30, 2004 and 2003.............6

              Notes to Financial Statements....................................7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition ......................................................15

     Item 3.  Quantitative and Qualitative Disclosures
              About Market Risks..............................................16

     Item 4.   Procedures and controls........................................16

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings...............................................17

     Item 2.  Changes in Securities and Use of Proceeds.......................17

     Item 3.  Defaults Upon Senior Securities.................................17

     Item 4.  Submission of Matters to a Vote of Security Holders.............17

     Item 5.  Other Information...............................................17

     Item 6.  Exhibits........................................................17

     Signatures...............................................................18

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                                 BALANCE SHEETS






                                                           September 30, 2004            March 31, 2004
                                                           ----------------------    -----------------------
                                                              (unaudited)
ASSETS

Cash and cash equivalents                              $              3,543,059    $               6,649,763
Investments in limited partnerships, net
 (Notes 2 and 3)                                                     10,872,221                    6,425,082
Interest receivable                                                           -                          108
                                                         ------------------------    ------------------------

                                                       $             14,415,280    $              13,074,953
                                                         ========================    ========================

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)


Liabilities:
   Accrued fees and expenses due to
    General Partner and affiliates (Note 3)            $                 50,225    $                  29,535
   Payables to limited partnerships (Note 4)                          3,265,716                    1,822,497
                                                         ------------------------    ------------------------

     Total liabilities                                                3,315,941                    1,852,032
                                                         ------------------------    ------------------------

Commitments and contingencies

Partners' equity (deficit):
   General Partner                                                         (245)                         (89)
   Limited partners (25,000 units authorized
    13,153 units issued and outstanding at
    September 30, 2004)                                              11,099,584                    1,223,010
                                                         ------------------------    ------------------------

     Total partners' equity                                          11,099,339                   11,222,921
                                                         ------------------------    ------------------------

                                                       $             14,415,280    $              13,074,953
                                                         ========================    ========================





                 See accompanying notes to financial statements
                                       3

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)


                            STATEMENTS OF OPERATIONS

         For the Three and Six Months Ended September 30, 2004 and 2003

                                   (unaudited)



                                                         2004                                     2003
                                          ------------------------------------     ------------------------------------
                                            Three Months         Six Months         Three Months         Six Months
                                          -----------------    ---------------     ---------------    -----------------

    Interest income                     $            7,798   $         18,680    $            523   $              612
                                          -----------------    ---------------     ---------------    -----------------

        Total operating income                       7,798             18,680                 523                  612
                                          -----------------    ---------------     ---------------    -----------------

    Operating expenses:
      Amortization (Note 2)                         10,474             20,948               4,653                5,415
      Asset management fees (Note 3)                20,027             35,804               9,056                9,056
      Legal and accounting                          17,388             17,913               6,345                8,445
      Other                                             47              6,497                 688                1,708
                                          -----------------    ---------------     ---------------    -----------------

        Total operating expenses                    47,936             81,162              20,742               24,624
                                          -----------------    ---------------     ---------------    -----------------

    Loss from operations                           (40,138)           (62,482)            (20,219)             (24,012)

    Equity in losses of
     limited partnerships (Note 2)                 (62,633)           (93,415)            (63,700)             (63,700)
                                          -----------------    ---------------     ---------------    -----------------

    Net loss                            $         (102,771)  $       (155,897)   $        (83,919)  $          (87,712)
                                          =================    ===============     ===============    =================

    Net loss allocated to:
      General partner                   $             (103)  $           (156)   $            (84)  $              (88)
                                          =================    ===============     ===============    =================

      Limited partners                  $         (102,668)  $       (155,741)   $        (83,835)  $          (87,624)
                                          =================    ===============     ===============    =================

    Net loss per limited partner unit   $               (8)  $            (12)   $            (13)  $              (19)
                                          =================    ===============     ===============    =================

    Outstanding weighted limited
    partner units                                   13,153             13,153               6,664                4,541
                                          =================    ===============     ===============    =================

                 See accompanying notes to financial statements
                                       4

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Six Months Ended September 30, 2004
                                   (unaudited)


                                                          General               Limited
                                                          Partner              Partners                 Total
                                                       ---------------      ----------------      ------------------

Partners' equity (deficit) at March 31, 2004         $            (89) $         11,223,010     $       11,222,921

Collection of promissory notes receivable                           -                35,815                 35,815

Offering expenses                                                   -                (3,500)                (3,500)

Net Loss                                                         (156)             (155,741)              (155,897)
                                                       ---------------      ----------------      ------------------

Partners' equity (deficit) at September 30, 2004     $           (245) $         11,099,584     $       11,099,339
                                                       ===============      ================      ==================







                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS

              For the Six Months Ended September 30, 2004 and 2003

                                   (unaudited)

                                                                                     2004                  2003
                                                                               ------------------     ----------------
    Cash flows from operating activities:
      Net loss                                                               $         (155,897)    $        (87,712)
      Adjustments to reconcile net loss to net
            Cash used by operating activities:
            Amortization                                                                 20,948                5,415
            Equity in losses of limited partnerships                                     93,415               63,700
            Change in interest receivable                                                   108                 (611)
            Change in accrued fees and expense due to
              General Partner and affiliates                                             20,690               11,989
                                                                               ------------------     ----------------

                 Net cash used in  operating activities                                 (20,736)              (7,219)
                                                                               ------------------     ----------------

    Cash flows from investing activities:
      Investments in lower tier partnerships, net                                    (3,118,283)          (3,029,381)
      Capitalized acquisition costs & fees                                                    -             (747,535)
                                                                               ------------------     ----------------

                 Net cash used in investing activities                               (3,118,283)          (3,776,916)
                                                                               ------------------     ----------------

    Cash flows from financing activities
      Sales of limited partner units, net of contributions
      receivable and subscriptions receivable                                            35,815            7,513,550
      Offering expenses                                                                  (3,500)            (959,345)
                                                                               ------------------     ----------------

                 Net cash provided by financing activities                               32,315            6,554,205
                                                                               ------------------     ----------------

    Net increase (decrease) in cash and cash equivalents                             (3,106,704)           2,770,070

    Cash and cash equivalents, beginning of period                                    6,649,763                1,100
                                                                               ------------------     ----------------

    Cash and cash equivalents, end of period                                 $        3,543,059     $      2,771,170
                                                                               ==================     ================

    SUPPLEMENTAL DISCLOSURE OF
    CASH FLOW INFORMATION

    Taxes paid                                                               $                -     $            800
                                                                               ==================     ================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                For the Quarterly Period Ended September 30, 2004
                                   (unaudited)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Partnership's report on Form 10-K for the fiscal year ended March 31, 2004.

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

Pursuant to a supplement dated February 28, 2003 to the prospectus of the Partnership dated November 14, 2001, on March 6, 2003, the Partnership commenced a public offering of 25,000 units of Limited Partnership Interest ("Units"), at a price of $1,000 per Unit. Holders of Units are referred to herein as "Limited Partners." Effective May 15, 2003, the Partnership had received the minimum subscriptions for units required to break escrow. Accordingly, from May 15, 2003 through September 30, 2004, the Partnership has accepted subscriptions for 13,153 units, for which it has received $13,119,270 in cash, net of a $33,730 volume/dealer discount.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED
                For the Quarterly Period Ended September 30, 2004
                                   (unaudited)


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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED
                For the Quarterly Period Ended September 30, 2004
                                   (unaudited)


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

Equity in losses of limited partnerships for the periods ended September 30, 2004 and 2003 have been recorded by the Partnership based on six months of reported results estimated by management of the Partnership. Management's estimate for the six-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 2). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED
                For the Quarterly Period Ended September 30, 2004
                                   (unaudited)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

Offering Expenses
-----------------

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with the selling of limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 13%, (excluding selling commissions and dealer manager fees) of the total offering proceeds. Offering expenses will be reflected as a reduction of limited partners' capital and amounted to $1,676,160 as of September 30, 2004.

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of September 30, 2004 and March 31, 2004, the Partnership had no cash equivalents.

Concentration of Credit Risk
----------------------------

At September 30, 2004, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amount. The Partnership believes that it is not exposed to any significant risk on cash.

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

Reclassifications
-----------------

Certain prior year balances have been reclassified to conform to the 2004 presentation.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED
                For the Quarterly Period Ended September 30, 2004
                                   (unaudited)


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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

On September 30, 2004, the Partnership had acquired limited partnership interests in six Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 312 apartment units. As of September 30, 2004, construction or rehabilitation of four of the Housing Complexes was complete. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.9%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED
                For the Quarterly Period Ended September 30, 2004
                                   (unaudited)


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of September 30, 2004, no investment accounts in Local Limited Partnerships had reached a zero balance.

The following is a summary of the equity method activity of the investments in local limited partnerships for the periods presented:

                                                                 For the Six Months         For the Year
                                                                        Ended                 Ended
                                                                September 30, 2004          March 31, 2004
                                                               ------------------------   -------------------

Investments in limited partnerships, beginning of period     $               6,425,082   $                 -
Capital contributions paid, net                                              2,110,362             3,498,014
Capital contributions payable                                                2,451,340             1,822,497
Capitalized acquisition fees and costs                                               -             1,183,770
Capitalized warehouse interest and fees                                              -                73,075
Equity in losses of limited partnerships                                       (93,415)             (128,146)
Tax credit adjustments                                                            (200)                    -
Amortization of capitalized acquisition fees and costs                         (19,730)              (22,301)
Amortization of capitalized warehouse interest and fees                         (1,218)               (1,827)
                                                               ------------------------   -------------------
Investments in limited partnerships, end of period           $              10,872,221   $         6,425,082
                                                               ========================   ===================

Selected financial information for the six months ended September 30, 2004 and 2003 from the unaudited combined condensed financial statements of the limited partnerships in which the partnership has invested is as follows:

                COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                        2004                           2003
                                                                ---------------------           --------------------

               Revenues                                       $             272,000           $             97,000
                                                                ---------------------           --------------------

               Expenses
                 Interest expense                                             9,000                          6,000
                 Depreciation & amortization                                101,000                         48,000
                 Operating expenses                                         255,000                        107,000
                                                                ---------------------           --------------------
                   Total expenses                                           365,000                        161,000
                                                                ---------------------           --------------------

               Net loss                                       $             (93,000)          $            (64,000)
                                                                =====================           ====================

               Net loss allocable to the Partnership          $             (93,000)          $            (64,000)
                                                                =====================           ====================

               Net loss recorded by the Partnership           $             (93,000)          $            (64,000)
                                                                =====================           ====================

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED
                For the Quarterly Period Ended September 30, 2004
                                   (unaudited)


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of September 30, 2004, the Partnership had incurred acquisition fees of $920,710. Accumulated amortization of these capitalized costs was $32,655 as of September 30, 2004.

(b) Acquisition costs of 2% of the gross proceeds from the sale of Units as full reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. As of September 30, 2004, the Partnership had incurred acquisition costs of $263,060. Accumulated amortization of these capitalized costs was $9,376 as of September 30, 2004.

(c) A non-accountable organization and offering expense reimbursement equal to 4% of the gross proceeds from the sale of the Units, a dealer manager fee equal to 2% of the gross proceeds from the sale of the Units, and reimbursement for retail selling commissions advanced by the General Partner or affiliates on behalf of the Partnership. This reimbursement plus all other organizational and offering expenses, inclusive of the non-accountable organization and offering expense reimbursement, and the dealer manager fees, are not to exceed 13% of the gross proceeds from the sale of the Units. As of September 30, 2004, the Partnership had incurred non-accountable organization and offering expense reimbursements of $1,676,160.

(d) An annual asset management fee not to exceed 0.5% of the invested assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the housing complexes) of the Local Limited Partnerships. Asset management fees of $35,804 and $9,056 were incurred during the six months ended September 30, 2004 and 2003, respectively. The partnership paid $15,000 and $0 of those asset management fees for the six months ended September 30, 2004 and 2003, respectively.

(e) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

(f) An affiliate of the general partner provided financing to pay for capital contributions prior to the time that the limited partners' capital contributions were received. As of September 30, 2004, the partnership had incurred capitalized warehouse interest and fees of $73,075. Accumulated amortization of these capitalized costs was $3,045 and $609 as of the six months ended September 30, 2004 and 2003, respectively.

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED
                For the Quarterly Period Ended September 30, 2004
                                   (unaudited)


NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

(g) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred in behalf of the Partnership. Operating expense reimbursements were approximately $24,518 and $7,220 during the six months ended September 30, 2004 and 2003, respectively.

Accrued fees, expenses and loan due to the General Partner and affiliates consisted of the following as of:

                                                                 September 30, 2004               March 31, 2004
                                                                ----------------------      ---------------------

       Advance payable to WNC                                $                  2,213    $                 2,326
       Asset management fee payable                                            47,972                     27,168
       Other                                                                       40                         41
                                                                ----------------------      ---------------------

         Total                                               $                 50,225    $                29,535
                                                                ======================      =====================

NOTE 4 - PAYABLES TO LIMITED PARTNERSHIPS
-----------------------------------------

Payables to limited partnerships amounting to $3,265,716 and $1,822,497 at September 30, 2004 and March 31, 2004, respectively, represents amounts, which are due at various times based on conditions specified in the respective limited partnership agreements. These contributions are payable in installments and are generally due upon the limited partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment).

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2004 and 2003, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at September 30, 2004 consisted primarily of $3,543,000 in cash and aggregate investments in the six Local Limited Partnerships of $10,872,000. Liabilities at September 30, 2004 primarily consisted of $3,266,000 due to limited partnerships and $50,000 in advances and other payables due to the General Partner or affiliates.

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003. The Partnership's net loss for the three months ended September 30, 2004 was $(103,000), reflecting a $(19,000) increase from the net loss for the three months ended September 30, 2003 of $(84,000). The increase in net loss is primarily due to a $(20,000) increase in loss from operations to $(40,000) for the three months ended September 30, 2004 from $(20,000) for the three months ended September 30, 2003. Offset by a $1,000 decrease in equity of losses of limited partnerships to $(63,000) for the three months ended September 30, 2004 from $(64,000) for the three months ended September 30, 2003. The $(20,000) increase in loss from operations is due to $(6,000) increase in amortization, $(11,000) increase in asset management fees, an $(11,000) increase in legal and accounting expenses, offset by a $7,000 increase in interest income along with a $1,000 decrease in other operating expense.

Six Months Ended September 30, 2004 Compared to Six Months Ended September 30, 2003. The Partnership's net loss for the six months ended September 30, 2004 was $(156,000), reflecting an increase of $(68,000) from the net loss for the six months ended September 30, 2003 of $(88,000). The increase in net loss is primarily due to a $(38,000) increase in loss from operations from $(24,000) for the six months ended September 30, 2003 to $(62,000) for the six months ended September 30, 2004. The increase in loss from operations is primarily due to a $(15,000) increase in amortization, a $(27,000) increase in asset management fees, a $(9,000) increase in legal and accounting fees, a $(5,000) increase in other operating expense off set by a $18,000 increase in interest income. Along with the increase in loss from operations there was also a $(30,000) increase in equity in losses of limited partnerships to $(93,000) for the six months ended September 30, 2004 from $(63,000) for the six months ended September 30, 2003. The increase in equity in losses is largely due to the fact that there were two investments in local limited partnerships for the six months ended September 30, 2003 compared to six investments in local limited partnerships for the six months ended September 30, 2004.

Item 2. Management's Discussion And Analysis of Financial Condition and Results of Operations, continued

Cash Flows

Six Months Ended September 30, 2004 Compared to Six Months Ended September 30, 2003. Net cash used for the six months ended September 30, 2004 was $(3,107,000), compared to the net cash provided in the six months ended September 30, 2003 of $2,770,000. The $(5,877,000) increase in net cash used is primarily due to a decrease of $(6,522,000) in cash provided by financing activities. The decrease was largely due to $7,514,000 in cash provided by the sales of limited partner units for the six months ended September 30, 2003 compared to $36,000 provided for the six months ended September 30, 2003 which was offset by $(959,000) cash used for offering expenses compared to only $(4,000) for the six months ended September 30, 2004. Offset by a decrease in cash used in investing activities of $659,000 due to a $(89,000) increase in cash used for investments in limited partnerships, along with a decrease of cash used of $748,000 for capitalized acquisition costs and fees for the six months ended September 30, 2004 compared to the six months ended September 30, 2003.

The Partnership expects its future cash flows, together with its net available assets at September 30, 2004, to be sufficient to meet all currently foreseeable future cash requirements.

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

Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2004 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Part II.  Other Information

Item 1.   Legal Proceedings

          NONE

Item 2.   Changes in Securities and Use of Proceeds

          NONE

Item 3.   Defaults Upon Senior Securities

          NONE

Item 4.   Submission of Matters to a Vote of Security Holders

          NONE

Item 5.   Other Information

          NONE

Item 6.   Exhibits

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


Date:  November 15, 2004




By:  /s/ Thomas J. Riha
     ------------------
Thomas J. Riha
Senior Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date: November 15, 2004