Form 10-Q
period 2004-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 10
filed 2005-02-14
CIK 1156815

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X|QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended December 31, 2004

                                       OR

|_|TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

             For the transition period from ________ to ___________

                        Commission file number: 000-50837


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
Yes    X       No
    ---------    ---------

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).
Yes    X       No
    ---------    ---------

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)


                               INDEX TO FORM 10-Q

                     For the Quarter Ended December 31, 2004




PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

             Balance Sheets
              December 31, 2004 and March 31, 2004.............................3

             Statements of Operations
              For the Three and Nine Months Ended December 31, 2004 and 2003...4

             Statement of Partners' Equity (Deficit)
              For the Nine Months Ended December 31, 2004 .....................5

             Statements of Cash Flows
              For the Nine Months Ended December 31, 2004 and 2003.............6

              Notes to Financial Statements....................................7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition ......................................................15

     Item 3.  Quantitative and Qualitative Disclosures About Market Risks.....16

     Item 4.  Procedures and controls.........................................16


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

     Item 5.  Other Information...............................................17

     Item 6.  Exhibits........................................................17

     Signatures...............................................................18

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                                 BALANCE SHEETS




                                                            December 31, 2004            March 31, 2004
                                                            -----------------            --------------
                                                               (unaudited)
ASSETS

Cash and cash equivalents                              $              1,743,166    $               6,649,763
Investments in limited partnerships, net
 (Notes 2 and 3)                                                     10,809,549                    6,425,082
Interest receivable                                                           -                          108
                                                         ------------------------    ------------------------

     Total Assets                                      $             12,552,715    $              13,074,953
                                                         ========================    ========================

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
   Accrued fees and expenses due to
      General Partner and affiliates (Note 3)          $                 74,913    $                  29,535
   Payables to limited partnerships (Note 4)                          1,464,872                    1,822,497
                                                         ------------------------    ------------------------

     Total liabilities                                                1,539,785                    1,852,032
                                                         ------------------------    ------------------------

Commitments and contingencies

Partners' equity (deficit):
   General Partner                                                         (331)                         (89)
   Limited partners (25,000 units authorized;
    13,153 units issued and outstanding at
    December 31, 2004)                                               11,013,261                   11,223,010
                                                         ------------------------    ------------------------

     Total partners' equity                                          11,012,930                   11,222,921
                                                         ------------------------    ------------------------

                                                       $             12,552,715    $              13,074,953
                                                         ========================    ========================


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)


                            STATEMENTS OF OPERATIONS

         For the Three and Nine Months Ended December 31, 2004 and 2003

                                   (unaudited)

                                                         2004                                     2003
                                          ------------------------------------     ------------------------------------
                                            Three Months        Nine Months         Three Months        Nine Months
                                          -----------------    ---------------     ---------------    -----------------
    Interest income                     $            3,956   $         22,636    $            868   $            1,480

    Operating expenses:
      Amortization (Note 2)                         10,474             31,422               8,239               13,654
      Asset management fees (Note 3)                23,324             59,128               9,056               18,112
      Legal and accounting                          17,550             35,463               1,000                9,445
      Other                                          4,282             10,779               1,510                3,218
                                          -----------------    ---------------     ---------------    -----------------

        Total operating expenses                    55,630            136,792              19,805               44,429
                                          -----------------    ---------------     ---------------    -----------------

    Loss from operations                           (51,674)          (114,156)            (18,937)             (42,949)

    Equity in losses of
     limited partnerships (Note 2)                 (34,735)          (128,150)            (93,921)            (157,621)
                                          -----------------    ---------------     ---------------    -----------------

    Net loss                            $          (86,409)  $       (242,306)   $       (112,858)  $         (200,570)
                                          =================    ===============     ===============    =================

    Net loss allocated to:
      General partner                   $              (86)  $           (242)   $           (113)  $             (201)
                                          =================    ===============     ===============    =================

      Limited partners                  $          (86,323)  $       (242,064)   $       (112,745)  $         (200,369)
                                          =================    ===============     ===============    =================

    Net loss per limited partner unit   $               (7)  $            (18)   $            (10)  $              (30)
                                          =================    ===============     ===============    =================

    Outstanding weighted limited
    partner units                                   13,153             13,153              11,464                6,575
                                          =================    ===============     ===============    =================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Nine Months Ended December 31, 2004
                                   (unaudited)

                                                          General              Limited
                                                          Partner              Partners                 Total
                                                       ---------------      ----------------      ------------------
Partners' equity (deficit) at March 31, 2004         $            (89)  $       11,223,010     $       11,222,921

Collection of promissory notes receivable                           -               35,815                 35,815

Offering expenses                                                   -               (3,500)                (3,500)

Net loss                                                         (242)            (242,064)              (242,306)
                                                       ---------------      ----------------      ------------------

Partners' equity (deficit) at December 31, 2004      $           (331)  $       11,013,261     $       11,012,930
                                                       ===============      ================      ==================



              See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS

              For the Nine Months Ended December 31, 2004 and 2003

                                   (unaudited)

                                                                                     2004                  2003
                                                                               ------------------     ----------------
    Cash flows from operating activities:
      Net loss                                                               $         (242,306)    $       (200,570)
        Adjustments to reconcile net loss to net
          Cash used in operating activities:
          Amortization                                                                   31,422               13,654
          Equity in losses of limited partnerships                                      128,150              157,621
          Change in interest receivable                                                     108               (1,471)
          Change in accrued fees and expense due to
              General Partner and affiliates                                             45,378               18,112
                                                                               ------------------     ----------------

              Net cash used in  operating activities                                    (37,248)             (12,654)
                                                                               ------------------     ----------------

    Cash flows from investing activities:
         Investments in lower tier partnerships, net                                 (4,901,664)          (3,029,381)
         Capitalized acquisition costs & fees                                                 -           (1,256,845)
         Loans receivable                                                                     -             (350,000)
                                                                               ------------------     ----------------
           Net cash used in investing activities                                     (4,901,664)          (4,636,226)
                                                                               ------------------     ----------------

     Cash flows from financing activities
       Sales of limited partner units, net of contributions
           receivable and subscriptions receivable                                       35,815           12,673,010
       Offering expenses and commissions, net                                            (3,500)          (1,647,005)
                                                                               ------------------     ----------------

           Net cash provided by financing activities                                     32,315           11,026,005
                                                                               ------------------     ----------------

    Net increase (decrease) in cash and cash equivalents                             (4,906,597)           6,377,125

    Cash and cash equivalents, beginning of period                                    6,649,763                1,100
                                                                               ------------------     ----------------

    Cash and cash equivalents, end of period                                 $        1,743,166     $      6,378,225
                                                                               ==================     ================

    SUPPLEMENTAL DISCLOSURE OF
    CASH FLOW INFORMATION

    Taxes paid                                                               $                -     $            800
                                                                               ==================     ================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                For the Quarterly Period Ended December 31, 2004
                                   (unaudited)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Partnership's report on Form 10-K for the fiscal year ended March 31, 2004.

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

The general partner of the Partnership is WNC & Associates, Inc. ("Associates" or the "General Partner".) The chairman and the president of Associates own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership and General Partner have no employees of its own.

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

Pursuant to a supplement dated February 28, 2003 to the prospectus of the Partnership dated November 14, 2001, on March 6, 2003, the Partnership commenced a public offering of 25,000 units of Limited Partnership Interest ("Units"), at a price of $1,000 per Unit. Holders of Units are referred to herein as "Limited Partners." Effective May 15, 2003, the Partnership had received the minimum subscriptions for units required to break escrow. Accordingly, from May 15, 2003 through December 31, 2004, the Partnership has accepted subscriptions for 13,153 units, for which it has received $13,119,270 in cash, net of a $33,730 volume/dealer discount.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED
                For the Quarterly Period Ended December 31, 2004
                                   (unaudited)


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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED
                For the Quarterly Period Ended December 31, 2004
                                   (unaudited)


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

Equity in losses of limited partnerships for the periods ended December 31, 2004 and 2003 have been recorded by the Partnership based on nine months of reported results estimated by management of the Partnership. Management's estimate for the nine-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 2). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED
                For the Quarterly Period Ended December 31, 2004
                                   (unaudited)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

Offering Expenses
-----------------

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with the selling of limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 13%, (excluding selling commissions and dealer manager fees) of the total offering proceeds. Offering expenses will be reflected as a reduction of limited partners' capital and amounted to $1,676,160 as of December 31, 2004.

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of December 31, 2004 and March 31, 2004, the Partnership had no cash equivalents.

Concentration of Credit Risk
----------------------------

At December 31, 2004, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amount. The Partnership believes that it is not exposed to any significant risk on cash.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED
                For the Quarterly Period Ended December 31, 2004
                                   (unaudited)

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

This Interpretation would require consolidation by the Partnership of certain Local Limited Partnerships' assets and liabilities and results of operations if the Partnership determined that the Local Limited Partnership was a VIE and that the Partnership was the "Primary Beneficiary." Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other Limited Partners. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Partnership has assessed the potential consolidation effects of the Interpretation and concluded that the adoption of the Interpretation does not have a material impact on the financial statements of the Partnerships.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of December 31, 2004, the Partnership had acquired limited partnership interests in six Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 312 apartment units. As of December 31, 2004, construction or rehabilitation of four of the Housing Complexes was complete. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.9%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED
                For the Quarterly Period Ended December 31, 2004
                                   (unaudited)


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of December 31, 2004, no investment accounts in Local Limited Partnerships had reached a zero balance.

The following is a summary of the equity method activity of the investments in local limited partnerships for the periods presented:

                                                                 For the Nine Months
                                                                        Ended              For the Year Ended
                                                                    December 31, 2004       March 31, 2004
                                                               ------------------------   -------------------
Investments in limited partnerships, beginning of period     $              6,425,082   $                -
Capital contributions paid, net                                             3,360,035            3,498,014
Capital contributions payable                                               1,201,667            1,822,497
Capitalized acquisition fees and costs                                              -            1,183,770
Capitalized warehouse interest and fees                                             -               73,075
Equity in losses of limited partnerships                                     (128,150)            (128,146)
Tax credit adjustments                                                        (17,663)                   -
Amortization of capitalized acquisition fees and costs                        (29,595)             (22,301)
Amortization of capitalized warehouse interest and fees                        (1,827)              (1,827)
                                                               ------------------------   -------------------
Investments in limited partnerships, end of period           $             10,809,549   $        6,425,082
                                                               ========================   ===================

Selected financial information for the nine months ended December 31, 2004 and 2003 from the unaudited combined condensed financial statements of the limited partnerships in which the partnership has invested is as follows:

                                    COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                        2004                           2003
                                                                ---------------------           --------------------
               Revenues                                       $             359,000           $            183,000
                                                                ---------------------           --------------------

               Expenses

                 Interest expense                                            21,000                         18,000
                 Depreciation & amortization                                140,000                        117,000
                 Operating expenses                                         326,000                        206,000
                                                                ---------------------           --------------------
                   Total expenses                                           487,000                        341,000
                                                                ---------------------           --------------------

               Net loss                                       $            (128,000)          $           (158,000)
                                                                =====================           ====================
               Net loss allocable to the Partnership
                                                              $            (128,000)          $           (158,000)
                                                                =====================           ====================
               Net loss recorded by the Partnership
                                                              $            (128,000)          $           (158,000)
                                                                =====================           ====================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED
                For the Quarterly Period Ended December 31, 2004
                                   (unaudited)

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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of December 31, 2004, the Partnership had incurred acquisition fees of $920,710. Accumulated amortization of these capitalized costs was $40,328 as of December 31, 2004.

(b) Acquisition costs of 2% of the gross proceeds from the sale of Units as full reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. As of December 31, 2004, the Partnership had incurred acquisition costs of $263,060. Accumulated amortization of these capitalized costs was $11,568 as of December 31, 2004.

(c) A non-accountable organization and offering expense reimbursement equal to 4% of the gross proceeds from the sale of the Units, a dealer manager fee equal to 2% of the gross proceeds from the sale of the Units, and reimbursement for retail selling commissions advanced by the General Partner or affiliates on behalf of the Partnership. This reimbursement plus all other organizational and offering expenses, inclusive of the non-accountable organization and offering expense reimbursement, and the dealer manager fees, are not to exceed 13% of the gross proceeds from the sale of the Units. As of December 31, 2004, the Partnership had incurred non-accountable organization and offering expense reimbursements of $1,676,160.

(d) An annual asset management fee not to exceed 0.5% of the invested assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the housing complexes) of the Local Limited Partnerships. Asset management fees of $59,128 and $18,112 were incurred during the nine months ended December 31, 2004 and 2003, respectively. The partnership paid $15,000 and $0 of those asset management fees during the nine months ended December 31, 2004 and 2003, respectively.

(e) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

(f) An affiliate of the general partner provided financing to pay for capital contributions prior to the time that the limited partners' capital contributions were received. As of December 31, 2004, the partnership had incurred capitalized warehouse interest and fees of $73,075. Accumulated amortization of these capitalized costs was $3,654 as of December 31, 2004.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED
                For the Quarterly Period Ended December 31, 2004
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

(g) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred in behalf of the Partnership. Operating expense reimbursements were approximately $44,987 and $13,663 during the nine months ended December 31, 2004 and 2003, respectively.

Accrued fees, expenses and loan due to the General Partner and affiliates consisted of the following as of:

                                                                  December 31, 2004         March 31, 2004
                                                                ----------------------      ---------------------
       Advance payable to WNC                                $                  3,576    $                 2,326
       Asset management fee payable                                            71,296                     27,168
       Other                                                                       41                         41
                                                                ----------------------      ---------------------

         Total                                               $                 74,913    $                29,535
                                                                ======================      =====================

NOTE 4 - PAYABLES TO LIMITED PARTNERSHIPS
-----------------------------------------

Payables to limited partnerships amounting to $1,464,872 and $1,822,497 at December 31, 2004 and March 31, 2004, respectively, represents amounts, which are due at various times based on conditions specified in the respective limited partnership agreements. These contributions are payable in installments and are generally due upon the limited partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment).

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2004 and 2003, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2004 consisted primarily of $1,743,000 in cash and aggregate investments in the six Local Limited Partnerships of 10,810,000. Liabilities at December 31, 2004 primarily consisted of $1,465,000 due to limited partnerships and $75,000 in advances and expenses due to the General Partner or affiliates.

Results of Operations

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003. The Partnership's net loss for the three months ended December 31, 2004 was $(86,000), reflecting a $27,000 decrease from the net loss for the three months ended December 31, 2003 of $(113,000). The decrease was primarily due to a $59,000 decrease in equity in loss from limited partnerships to $(35,000) for the three months ended December 31, 2004 from $(94,000) for the three months ended December 31, 2003 largely due to certain limited partnerships being stabilized in the current year. In 2003 the properties were in lease-up and incurring more expense. That decrease was offset by a $(32,000) increase of losses from operations, which was due to a $(2,000) increase in amortization, $(14,000) increase in asset management fees, a $(16,000) increase in legal and accounting fees, a $(3,000) increase in other operating expense offset by a $3,000 increase in interest income.

Nine Months Ended December 31, 2004 Compared to Nine Months Ended December 31, 2003. The Partnership's net loss for the nine months ended December 31, 2004 was $(242,000), reflecting an increase of $(41,000) from the net loss for the nine months ended December 31, 2003 of $(201,000). The increase was primarily due to a $(71,000) increase in loss from operations from $(43,000) for the nine months ended December 31, 2003 to $(114,000) for the nine months ended December 31, 2004. The increase was due to an $(18,000) increase in amortization, a $(41,000) increase in asset management fees, a $(26,000) increase in legal and accounting fees, a $(7,000) increase in other operating expense offset by a $21,000 increase in interest income. All of the changes were due to the fact that during 2003 operations were in the start-up phase and during 2004 operations were stablized. The increase in loss from operations was offset by a $30,000 decrease in equity in losses from limited partnerships to $(128,000) for the nine months ended December 31, 2004 from $(158,000) for the nine months ended December 31, 2003.

Item 2. Management's Discussion And Analysis of Financial Condition and Results of Operations, continued

Cash Flows

Nine Months Ended December 31, 2004 Compared to Nine Months Ended December 31, 2003. Net cash used during the nine months ended December 31, 2004 was $(4,907,000), compared to the net cash provided during the nine months ended December 31, 2003 of $6,377,000. The $(11,284,000) increase in net cash used was primarily due to a decrease of $(10,994,000) in cash provided by financing activities, which was due to a $(12,637,000) decrease in sales of unites offset by a $1,643,000 increase in offering costs and commissions. Additionally there were a $(24,000) increase in net cash used in operating activities due to a $(71,000) increase in losses, offset by an $18,000 increase in amortization, a $2,000 decrease in interest receivables, and a $27,000 increase in accrued fees and expense due to General Partner and affiliates along with a $(266,000) increase in net cash used in investing activities due to a $(1,873,000) increase in investment in lower tier, offset by a $1,257,000 decrease in acquisition costs and fees along with a $350,000 decrease in loan receivable.

The Partnership expects its future cash flows, together with its net available assets at December 31, 2004, to be sufficient to meet all currently foreseeable future cash requirements.

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

Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2004 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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


Date:  February 14, 2005



By:  /s/ Thomas J. Riha
     ------------------
Thomas J. Riha
Senior Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date:  Febraury 14, 2005