Form 10-K
period 2005-03-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 10
filed 2005-12-09
CIK 1156815

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                                   Exceptions
                                   ----------
The financial statements are presented as unaudited in the Form 10-K as of March 31, 2005 and 2004 and for the three years ended March 31, 2005 as the Report of the Independent Registered Public Accounting Firm could not be filed within the prescribed time period because the issuer was not able to obtain audit opinions which refer to the auditing standards of the Public Company Accounting Oversight Board (United States) (PCAOB) of property partnerships, in which the issuer holds noncontrolling limited partner interests. The non-affiliated local operating partnership general partners engage the accountants auditing each local operating partnership.

Historically, the audits, and the reports thereon, of the local operating partnerships were performed in accordance with Generally Accepted Auditing Standards (GAAS).

On May 11, 2005 draft guidance was issued by the Public Company Accounting Oversight Board which was confirmed on June 24, 2005 by the AICPA Center for Public Company Audit Firms, that clearly establishes the requirement for the audit reports of the operating partnerships of a Public Fund to refer to the auditing standards of the PCAOB.

The audits of the operating partnerships were performed primarily during the months of January, February and March and refer to Generally Accepted Auditing Standards. We have all appropriate originally signed opinions from the operating partnerships; however, they do not refer to the auditing standards of the Public Company Accounting Oversight Board.

Our independent registered public accounting firm has performed an audit of the registrant but cannot issue an opinion in accordance with the standards of the Public Company Accounting Oversight Board (United States). Therefore, we are filing our 10-K as "UNAUDITED" as it is without an audit opinion.

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                    For the fiscal year ended March 31, 2005

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
Yes      No   X
  ------   ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer.
Yes     No  X
   -----  -----

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

                                      NONE

PART 1.

Item 1.  Business

Organization

WNC Housing Tax Credit Fund, VI, L.P., Series 10 (the "Partnership") was formed under the California Revised Limited Partnership Act on July 17, 2001, and commenced operations on February 28, 2003. The Partnership was formed to invest primarily in other limited partnerships or limited liability companies (the "Local Limited Partnerships") which will own and operate multi-family housing complexes that are eligible for Federal Low Income housing and, in certain cases, California Low Income housing tax credits ("Low Income Housing Credit").

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

Description of Business

The Partnership's principal business objective is to provide its Limited Partners with Low Income Housing Credits. The Partnership's principal business therefore consists of investing as a limited partner or non-managing member in Local Limited Partnerships each of which owns and operates a multi-family housing complex (the "Housing Complexes") which qualify for the Low Income Housing Credits. In general, under Section 42 of the Internal Revenue Code, an owner of Low Income housing can receive the Low Income Housing Credit to be used to reduce Federal taxes otherwise due in each year of a ten-year period. In general, under Section 17058 of the California Revenue and Taxation Code, an owner of Low Income housing can receive the California Low Income Housing Credit to be used against California taxes otherwise due in each year of a four-year period. Each Housing Complex is subject to a fifteen-year compliance period (the "Compliance Period"), and under state law may have to be maintained as Low Income housing for 30 or more years.

In general, in order to avoid recapture of Low Income Housing Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Housing Complexes, (ii) the difficulty of predicting the resale market for Low Income housing 15 or more years in the future, and (iii) the ability of government lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership, as amended "by Supplements thereto" (the "Partnership Agreement"), will be able to be accomplished promptly at the end of the 15-year period. If a Local Limited Partnership is unable to sell its Housing Complex, it is anticipated that the local general partner ("Local General Partner") will either continue to operate such Housing Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. Notwithstanding the preceding, circumstances beyond the control of the General Partner or the Local General Partners may occur during the
Compliance Period, which would require the Partnership to approve the disposition of a Housing Complex prior to the end thereof, possibly resulting in recapture of Low Income Housing Credits.

As of March 31, 2005 the Partnership had invested in six Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is eligible for the Federal Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

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

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low Income Housing Credits, and a fractional recapture of prior Low Income Housing Credits would occur. At any time, a foreclosure would result in a loss of the Partnership's investment in the Housing Complex. The Partnership is a Limited Partner or Non-Managing Member of each Local Limited Partnership. Accordingly, the Partnership has very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Credits and recapture of Low Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

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

Exit Strategy

The IRS compliance period for Low Income Housing Tax Credit properties is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Credits. The initial programs are completing their compliance periods.

With that in mind, the Partnership is continuing its review of the Partnership's holdings, with special emphasis on the more mature properties including those that have satisfied the IRS compliance requirements. The review considers many factors, including extended use requirements on the property (such as those due to mortgage restrictions or state compliance agreements), the condition of the property, and the tax consequences to the Limited Partners from the sale of the property.

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

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the six Housing Complexes as of the dates and for the periods indicated:

                                                    ------------------------------------     ---------------------------------------
                                                           As of March 31, 2005                       As of December 31, 2004
                                                    ------------------------------------     ---------------------------------------
                                                                                                     OriginaL
                                                      Partnership's                                  Aggregate        Mortgage Loans
                                                      Total Original  Amount of                      Estimated Low      of Local
Local Limited                                         Investment in   Investment  Number of          Income Housing      Limited
Partnership Name   Location    General Partner Name   Local Limited  Paid to Date   Units  Occupancy Credits (1)        Partnership
------------------------------------------------------------------------------------------------------------------------------------
Catoosa Senior     Calhoun,      BC Holdings, LLC      $ 1,997,000  $ 1,997,000     60     100%  $  2,663,000        $ 2,366,000
Village, L.P.      Georgia

FDI-Green Manor    Hempstead,    Fieser Holding, Inc.      617,000      408,000     40      90%       845,000          1,179,000
2003, Ltd.         Texas

FDI-Pine Meadows   Prairie View, Fieser Holdings, Inc.     687,000      567,000     60      97%       941,000          1,112,000
2003, Ltd.         Texas

Humboldt Village,  Winnemucca,   Humboldt Village, LLC   1,739,000    1,579,000     66      89%     2,351,000          2,414,000
L.P.               Nevada

Melodie Meadows    Glencoe,      Eagle Creek Partners    1,569,000    1,569,000     40      98%     2,135,000          1,244,000
Associates, Ltd.   Alabama

Starlight Place,   Americus,     BC Holdings, LLC        3,258,000    3,114,000     52      **      4,402,000                  -
L.P.               Georgia                             -----------     ---------   ----     ---    ----------         ----------
                                                       $ 9,867,000  $ 9,234,000    318      94%  $ 13,337,000        $ 8,315,000
                                                       ===========   ===========   ===      ===   ===========         ===========

(1) Represents aggregate anticipated Low Income Housing Credits to be received over the 10 year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year compliance period. Approximately 10% of the anticipated Low Income Housing Credits have been received from the Local Limited Partnerships and are no longer available to the Partnership's Limited Partners.

**As of December 31, 2004 the Local Limited Partnership was under construction.

                                       -------------------------------------------------------------------------
                                                   For the year ended December 31, 2004
                                       -------------------------------------------------------------------------
                                                                                          Low Income Housing
                                                                                         Credits Allocated to
           Partnership Name                  Rental Income                  Net Loss          Partnership
----------------------------------------------------------------------------------------------------------------
Catoosa Senior Village, L.P.                           $  215,000         $   (115,000)                 99.97%

FDI- Green Manor 2003, Ltd.                                83,000              (11,000)                 99.98%

FDI- Pine Meadows 2003, Ltd.                              126,000               (9,000)                 99.98%

Humbolt Village, L.P.                                     198,000              (14,000)                 92.06%

Melodie Meadows Associates, Ltd.                          117,000              (66,000)                 99.98%

Starlight Place, L.P.                                          **                   **                  99.97%
                                                        ---------              --------                -------
                                                       $  739,000         $   (215,000)
                                                        =========             =========



** As of December 31, 2004 the Local Limited Partnership was under construction.

Item 3.  Legal Proceedings

NONE

Item 4.  Submission of Matters to a Vote of Security Holders

NONE

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5a.

(a) The Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Unit and none exists. Units can be assigned or otherwise transferred only if certain requirements in the Partnership Agreement are satisfied.

(b) At March 31, 2005, there were 628 Limited Partners and 5 assignees of Units who were not admitted as Limited Partners.

(c) The Partnership is not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. Any such distributions would be made in accordance with the terms of the Partnership Agreement.

(d) No securities are authorized for issuance by the Partnership under equity compensation plans.

(e) Except as may have otherwise been previously reported, no unregistered securities were sold by the Partnership during the three years ended March 31, 2005, 2004 and 2003.


Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                                                                       March 31
                                                                ------------------------------------------------------
                                                                     2005                2004               2003
                                                                ---------------     ---------------    ---------------
                                                                  (unaudited)
ASSETS
Cash and cash equivalents                                     $        913,526    $      6,649,763   $          1,100
Interest receivable                                                          -                 108                  -
Investments in limited partnerships, net                            10,678,095           6,425,082                  -
Other assets                                                             6,300                   -                  -
                                                                ---------------     ---------------    --------------
                                                              $     11,597,921    $     13,074,953   $          1,100
                                                                ===============     ===============    ===============
LIABILITIES

Payables to limited partnerships                              $        633,165    $      1,822,497   $              -
Accrued fees and expenses due to
  general partner and affiliates                                        98,701              29,535                  -

PARTNERS' EQUITY                                                    10,866,055          11,222,921              1,100
                                                                ---------------     ---------------    ---------------

                                                              $     11,597,921    $     13,074,953   $          1,100
                                                                ===============     ===============    ===============

Selected results of operations, cash flows, and other information for the Partnership are as follows:

                                                                                                      For the Period
                                                                                                      from February
                                                                                                      28, 2003 (date
                                                                     For the Years Ended                operations
                                                                            March 31                  commenced) to
                                                              ---------------------------------
                                                                     2005               2004          March 31, 2003
                                                                 (unaudited)
                                                              ---------------------------------      ----------------
Loss from operations
Equity in losses of limited partnerships                    $           (137,978)  $    (60,828)   $                  -
                                                                        (251,203)      (128,146)                      -
                                                              -------------------     ---------     -------------------
Net loss
                                                            $          (389, 181)  $   (188,974)   $                  -
                                                              ===================     =========     ===================
Net loss allocated to:
  General partner
                                                            $               (389)          (189)   $                  -
                                                              ===================      =========    ===================
  Limited partners
                                                            $           (388,792)      (188,785)   $                  -
                                                              ===================      =========    ===================
Net loss  per limited partner
  unit
                                                            $             (29.56)        (22.97)   $                  -
                                                              ===================     =========     ===================
Outstanding weighted limited
  partner units
                                                                          13,153         8,220                        -
                                                              ===================     =========     ===================

                                                                For the year ended March 31       For the period from
                                                                                                   February 28, 2003
                                                                                                    (date operation
                                                                                                  commenced) to March
                                                                                                        31, 2003
                                                              ---------------------------------   ---------------------
                                                                   2005               2004
                                                              ---------------     -------------
                                                               (unaudited)
Net cash provided by (used in):
  Operating activities                                      $        (33,108)   $      (7,273)    $                -
  Investing activities                                            (5,735,444)      (4,754,859)                     -
  Financing activities                                                32,315       11,410,795                      -
                                                              ---------------     -------------        ----------------
Net increase (decrease) in cash and cash
  equivalents                                                     (5,736,237)       6,648,663                      -

Cash and cash equivalents,
  beginning of period                                              6,649,763            1,100                  1,100
                                                              ---------------     -------------        ----------------
Cash and cash equivalents, end
  of period                                                 $        913,526    $   6,649,763       $          1,100
                                                              ===============     =============        ================

Low Income Housing Credits per Unit were as follows for the year and period ended December 31:

                                                                   2004                2003                2002
                                                              ---------------     ---------------     ----------------
Federal                                                     $             54    $             20    $               -
State                                                                      -                   -                    -
                                                              ---------------     ---------------     ----------------

Total                                                       $             54    $             20    $               -
                                                              ===============     ===============     ================

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

Method of Accounting for Investments in Limited Partnerships

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (See Notes 2 and 3 to the financial statements).

Equity in losses of limited partnerships for each year ended March 31 has been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available.

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

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low Income Housing Credits, and a fractional recapture of prior Low Income Housing Credits, would occur. At any time, a foreclosure would result in a loss of the Partnership's investment in the Housing Complex. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Credits and recapture of Low Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

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


Financial Condition

The Partnership's assets at March 31, 2005 consisted primarily of $914,000 in cash, aggregate investments in the six Local Limited Partnerships of $10,678,000. Liabilities at March 31, 2005 consisted of $90,000 in accrued asset management fees, $9,000 in reimbursements for expenses paid by the General Partner and/or its affiliates and $633,000 in contributions payable to limited partnerships.

Results of Operations

Year Ended March 31, 2005 Compared to Period Ended March 31, 2004 The Partnership's net loss for the year ended March 31, 2005 was $(389,000), reflecting an increase of $(200,000) from the net loss of $(189,000) experienced for the year ended March 31, 2004. The increase in net loss is largely due to an increase in equity in loss from partnerships of $(123,000) and an increase of (77,000) in loss from operations for the year ended March 31, 2005 compared to the year ended March 31, 2004. The increase in loss from operations was primarily caused by a $(50,000) increase in asset management fee, a $(18,000) increase in amortization of acquisition fees and costs, $(21,000) increase in accounting and legal expenses, $(8,000) increase in asset management expense, $(1,000) increase in other expenses, offset by $21,000 increase in interest income.

Year Ended March 31, 2004 Compared to Period Ended March 31, 2003. The Partnership commenced operations on February 28, 2003. Therefore, as of March 31, 2003, the Partnership had not accepted subscriptions for any Units nor made any investments in Local Limited Partnerships. As a result there were no operations for the period ended March 31, 2003. In addition, there were no Low Income Housing Credits available for allocation to the partners.

The two periods are not comparable as there was no operations during the period ended March 31, 2003.

Liquidity and Capital Resources

Year Ended March 31, 2005 Compared to Period Ended March 31, 2004 Net cash used during the year ended March 31, 2005 was $(5,736,000), compared to net cash provided for the year ended March 31, 2004 of $6,649,000. The change was largely due to a decrease of net cash provided by financing activities by $(11,379,000), an increase in cash used in investing activities by $(980,000), along with a $(26,000) increase in net cash used in operating activities.

Year Ended March 31, 2004 Compared to Period Ended March 31, 2003. The Partnership had no cash flows from operating or investing activities for the period ended March 31, 2003. As such, the two periods are not comparable.

The Partnership expects its future cash flows, together with its net available assets at March 31, 2005, to be sufficient to meet all currently foreseeable future cash requirements. This excludes amounts owed to Associates by the Partnership disclosed below.

Future Contractual Cash Obligations

The following table summarizes our future contractual cash obligations as of March 31, 2005:

                                    2006         2007        2008        2009        2010      Thereafter     Total
                                  ----------   ----------  ----------  ----------  ---------  ------------  -----------
Asset Management Fees (1)       $   182,355  $    92,852 $    92,852 $    92,852 $   92,852 $   4,828,304 $  5,382,067
Capital Contributions Payable
   to Lower Tier Partnerships       633,165            -           -           -          -             -      633,165
                                  ----------   ----------  ----------  ----------  ---------  ------------  -----------
Total contractual cash
   obligations                  $   815,520  $    92,852 $    92,852 $    92,852 $   92,852 $   4,828,304 $  6,015,232
                                  ==========   ==========  ==========  ==========  =========  ============  ===========

(1) Asset Management Fees are payable annually until termination of the Partnership, which is to occur no later than 2062. The estimate of the fees payable included herein assumes the retention of the Partnership's interest in all Housing Complexes until 2062. Amounts due to the General Partner as of March 31, 2005 have been included in the 2006 column. The Partnership does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

For  additional   information   regarding  asset  management  fees  and  capital
contributions payable to Local Limited Partnerships, see Notes 3 and 5 to the financial statements included elsewhere herein.

Off-Balance Sheet Arrangements

The Partnership has no off-balance sheet arrangements.

Exit Strategy

The IRS compliance period for Low Income Housing Tax Credit properties is generally 15 years from occupancy following construction or rehabilitation completion. WNC was one of the first in the industry to offer investments using the tax credit. Now these very first programs are completing their compliance period.

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

Impact of New Accounting Pronouncements

As of March 31,  2004,  the  Partnership  adopted FASB  Interpretation  No. 46 -
Revised, Consolidation of Variable Interest Entities ("FIN46R"). FIN 46R provides guidance as to when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements, and when a company should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, and a VIE must be consolidated by a company if it is the primary beneficiary because a primary beneficiary absorbs the majority of the entity's expected losses, the majority of the expected residual returns, or both.

Under FIN 46R, the Local Limited Partnerships in which the Partnership invests are VIEs. However, management does not consolidate the Partnership's interests in these VIE's under FIN46R, as the Partnership is not considered the primary beneficiary. Rather, the Partnership currently records the amount of the investment in the Local Limited Partnerships as an asset in the balance sheet, and recognizes its share of Local Limited Partnership income or loss in the statement of operations.

The Partnership's balance in its investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership's exposure to loss is mitigated by the condition and financial performance of the underlying properties, as well as the strength of the Local General Partners and their guarantee against credit recapture.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS 154), "Accounting Changes and Error Corrections" which provides guidance on the accounting for and reporting of accounting changes and correction of errors. This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership does not anticipate a material effect upon the adoption of this statement.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                                 BALANCE SHEETS

 Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.

                                                                                              March 31,
                                                                                   -----------------------------
                                                                                       2005            2004
                                                                                   -------------  --------------
ASSETS
Cash and cash equivalents                                                        $      913,526 $     6,649,763
Interest receivable                                                                           -             108
Investments in limited partnerships (Notes 2 and 3)                                  10,678,095       6,425,082
Other assets                                                                              6,300               -
                                                                                   -------------  --------------

                                                                                 $   11,597,921 $    13,074,953
                                                                                   =============  ==============
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Liabilities:
   Payables to limited partnerships  (Note 5)                                    $      633,165 $     1,822,497
   Accrued fees and expenses due to General Partner
      and affiliates (Note 3)                                                            98,701          29,535
                                                                                   -------------  --------------
       Total liabilities                                                                731,866       1,852,032
                                                                                   -------------  --------------

Commitments and contingencies

Partners' equity (deficit)
   General partner                                                                         (478)            (89)
   Limited partners (25,000 units authorized, 13,153 units
       Outstanding at March 31, 2005 and 2004)                                       10,866,533      11,223,010
                                                                                   -------------  --------------

     Total partners' equity                                                          10,866,055      11,222,921
                                                                                   -------------  --------------

                                                                                 $   11,597,921 $    13,074,953
                                                                                   =============  ==============

                 See accompanying notes to financial statements
                                       17

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                  For the Years Ended March 31, 2005, 2004 and
          For the Period February 28, 2003 (Date Operations Commenced)
                             through March 31, 2003

Unaudited - These  financial  statements are being filed without an opinion from our independent registered public accounting firm.

                                                                                                             For The Period
                                                                                                              February 28,
                                                                                                               2003 (Date
                                                                                                               Operations
                                                                                                               Commenced)
                                                                       For the Years Ended March 31             through
                                                                 ----------------------------------------
                                                                        2005                 2004            March 31, 2003
                                                                 -------------------   ------------------   -----------------
Interest income                                                $             26,776    $           6,203   $               -

Operating expenses:
    Amortization (Notes 2 and 3)                                             41,896               24,128                   -
    Asset management fees (Note 3)                                           77,335               27,168                   -
    Legal and accounting                                                     31,182               10,445                   -
    Asset management expenses                                                 9,382                2,094
    Other                                                                     4,959                3,196                   -
                                                                 -------------------   ------------------   -----------------

      Total operating expenses                                              164,754               67,031                   -
                                                                 -------------------   ------------------   -----------------

Loss from operations                                                       (137,978)             (60,828)                  -
                                                                 -------------------   ------------------   -----------------

Equity in losses of limited partnerships (Note 2)                          (251,203)            (128,146)                  -
                                                                 -------------------   ------------------   -----------------

Net loss                                                       $           (389,181)   $        (188,974)  $               -
                                                                 ===================   ==================   =================

Net loss allocated to:
   General partner                                             $               (389)   $            (189)  $               -
                                                                 ===================   ==================   =================

   Limited partners                                            $           (388,792)   $        (188,785)  $               -
                                                                 ===================   ==================   =================

Net loss per limited partner unit                              $             (29.56)   $          (22.97)  $               -
                                                                 ===================   ==================   =================

Outstanding weighted limited partner units                                   13,153                8,220                   -
                                                                 ===================   ==================   =================

                 See accompanying notes to financial statements
                                       18

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                 For The Year Ended March 31, 2005 and 2004 and
          For The Period February 28, 2003 (Date Operations Commenced)
                             through March 31, 2003

Unaudited - These  financial  statements are being filed without an opinion from our independent registered public accounting firm.

                                                               General            Limited
                                                               Partner            Partners              Total
                                                            ---------------    ---------------     ---------------
Contribution from General Partner and initial
   limited partner                                        $            100   $          1,000    $          1,100
                                                            ---------------    ---------------     ---------------
Partners' equity at March 31, 2003                                     100              1,000               1,100

Sale of limited partnership units (net of discounts
   of $33,730)                                                           -         13,083,455          13,083,455

Offering expenses                                                        -         (1,672,660)         (1,672,660)

Net loss                                                              (189)          (188,785)           (188,974)
                                                            ---------------     --------------     ---------------

Partners' equity (deficit) at March 31, 2004                           (89)        11,223,010          11,222,921

Collection of promissory notes receivable                                -             35,815              35,815

Offering expenses                                                        -             (3,500)             (3,500)

Net loss                                                              (389)          (388,792)           (389,181)
                                                            ---------------     --------------     ---------------

Partners' equity (deficit) at March 31, 2005              $           (478)   $    10,866,533    $     10,866,055
                                                            ===============     ==============     ===============

                 See accompanying notes to financial statements
                                       19

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 For the Years Ended March 31, 2005 and 2004 and
          For The Period February 28, 2003 (Date Operations Commenced)
                             through March 31, 2003

Unaudited - These  financial  statements are being filed without an opinion from our independent registered public accounting firm.

                                                                                                             For The Period
                                                                                                              February 28,
                                                                                                               2003 (Date
                                                                                                               Operations
                                                                                                               Commenced)
                                                                                                                 through
                                                                       For the Years Ended March 31          March 31, 2003
                                                                    ------------------------------------    ------------------
                                                                        2005                2004
                                                                    --------------   -------------------
Cash flows from operating activities:
   Net loss                                                         $   (389,181)    $        (188,974)  $                -
   Adjustments to reconcile net loss to
     net cash provided by (used in) operating activities:
    Amortization                                                          41,896                24,128                    -
    Equity in losses of limited partnerships                             251,203               128,146                    -
    Change in interest receivable                                            108                  (108)                   -
    Change in due to general partner and affiliates                       69,166                29,535                    -
      Change in other assets                                              (6,300)                    -                    -
                                                                    --------------   -------------------    ------------------

Net cash used in operating activities                                    (33,108)               (7,273)                   -
                                                                    --------------   -------------------    ------------------

Cash flows from investing activities:
   Investments in limited partnerships, net                           (5,735,444)           (3,498,014)                   -
   Capitalized acquisition costs and fees                                      -            (1,256,845)                   -
                                                                    --------------   -------------------    ------------------

Net cash used in investing activities                                 (5,735,444)           (4,754,859)                   -
                                                                    --------------   -------------------    ------------------

Cash flows from financing activities:
   Capital contributions received                                         35,815            13,083,455                    -
   Offering expenses                                                      (3,500)           (1,672,660)                   -
                                                                    --------------   -------------------    ------------------

Net cash provided by financing activities                                 32,315            11,410,795                    -
                                                                    --------------   -------------------    ------------------

Net increase (decrease) in cash and cash
  equivalents                                                         (5,736,237)            6,648,663                    -

Cash and cash equivalents, beginning of period                         6,649,763                 1,100                1,100
                                                                    --------------   -------------------    ------------------

Cash and cash equivalents, end of period                            $    913,526     $       6,649,763   $            1,100
                                                                    ==============   ===================    ==================

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION:
   Taxes paid                                                       $        800     $             800   $                -
                                                                    ==============   ===================    ==================

                 See accompanying notes to financial statements
                                       20

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 For the Years Ended March 31, 2005 and 2004 and
          For The Period February 28, 2003 (Date Operations Commenced)
                             through March 31, 2003


Unaudited - These  financial  statements are being filed without an opinion from our independent registered public accounting firm.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 For the Years Ended March 31, 2005 and 2004 and
          For The Period February 28, 2003 (Date Operations Commenced)
                             through March 31, 2003

Unaudited - These  financial  statements are being filed without an opinion from our independent registered public accounting firm.

NOTE 1 - ORGANIZATION AND SUMMARY OF  SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------------------------

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

Exit Strategy
-------------

The IRS compliance period for Low Income Housing Tax Credit properties is generally 15 years from occupancy following construction or rehabilitation completion. WNC was one of the first in the industry to offer investments using the tax credit. Now these very first programs are completing their compliance period.

With that in mind, the Partnership will review the Partnership's holdings, with special emphasis on the more mature properties including those that have satisfied the IRS compliance requirements. The Partnership's review will consider many factors, including extended use requirements on the property (such as those due to mortgage restrictions or state compliance agreements), the condition of the property, and the tax consequences to the Limited Partners from the sale of the property.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 For the Years Ended March 31, 2005 and 2004 and
          For The Period February 28, 2003 (Date Operations Commenced)
                             through March 31, 2003

Unaudited - These  financial  statements are being filed without an opinion from our independent registered public accounting firm.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT  ACCOUNTING POLICIES, continued
--------------------------------------------------------------------------------

Method of Accounting for Investments in Limited Partnerships
------------------------------------------------------------

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (see Notes 2 and 3).

Equity in losses of limited partnerships for each year ended March 31 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see
Note 3). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment balance has reached zero are recognized as income. As of March 31, 2005, no investment accounts in Local Limited Partnerships had reached a zero balance.

Offering Expenses
-----------------

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 13% (excluding sales commissions and the dealer manager fee) of the total offering proceeds. Offering expenses are reflected as a reduction of partners' capital and amounted to $1,672,660 as of March 31, 2005 and 2004.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 For the Years Ended March 31, 2005 and 2004 and
          For The Period February 28, 2003 (Date Operations Commenced)
                             through March 31, 2003

Unaudited - These  financial  statements are being filed without an opinion from our independent registered public accounting firm.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------------------------

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of March 31, 2005 and 2004, the Partnership had no cash equivalents.

Concentration of Credit Risk
----------------------------

At March 31, 2005, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum. The Partnership believes that it is not exposed to any significant risk on cash.

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

Impact of New Accounting Pronouncements
---------------------------------------

As of March 31,  2004,  the  Partnership  adopted FASB  Interpretation  No. 46 -
Revised, Consolidation of Variable Interest Entities ("FIN46R"). FIN 46R provides guidance as to when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements, and when a company should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, and a VIE must be consolidated by a company if it is the primary beneficiary because a primary beneficiary absorbs the majority of the entity's expected losses, the majority of the expected residual returns, or both.

Under FIN 46R, the Local Limited Partnerships in which the Partnership invests are VIEs. However, management does not consolidate the Partnership's interests in these VIE's under FIN46R, as the Partnership is not considered the primary beneficiary. Rather, the Partnership currently records the amount of the investment in the Local Limited Partnerships as an asset in the balance sheet, and recognizes its share of Local Limited Partnership income or loss in the statement of operations.

The Partnership's balance in its investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership's exposure to loss is mitigated by the condition and financial performance of the underlying properties, as well as the strength of the Local General Partners and their guarantee against credit recapture.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 For the Years Ended March 31, 2005 and 2004 and
          For The Period February 28, 2003 (Date Operations Commenced)
                             through March 31, 2003

Unaudited - These  financial  statements are being filed without an opinion from our independent registered public accounting firm.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT  ACCOUNTING POLICIES, continued
--------------------------------------------------------------------------------

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS 154), "Accounting Changes and Error Corrections" which provides guidance on the accounting for and reporting of accounting changes and correction of errors. This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership does not anticipate a material effect upon the adoption of this statement.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of March 31, 2005, the Partnership has acquired limited partnership interests in six Local Limited Partnerships, each of which owns one Housing Complex, except for one that owns three Housing Complexes, consisting of an aggregate of 318 apartment units. As of March 31, 2005, one of the Housing Complexes was under construction. The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to approximately 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

The Partnership's investments in limited partnerships as reflected in the balance sheets at March 31, 2005 and 2004 are approximately $ 2,591,000 and $3,379,000, respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is primarily due to acquisition, selection, and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account and to capital contributions payable to the limited partnerships which were netted against partner capital in the Local Limited Partnerships' financial statements (see
Note 5). The Partnership's investment is also lower than the Partnership's equity as shown in the Local Limited Partnership's combined financial statements due to the estimated losses recorded by the Partnership for the three month period ended March 31.

A loss in value from a Local Limited Partnership other than a temporary decline would be recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining tax credits allocated to the fund and the estimated residual value of the investment. The Partnership recorded no impairment loss during the years ended March 31, 2005 and 2004.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 For the Years Ended March 31, 2005 and 2004 and
          For The Period February 28, 2003 (Date Operations Commenced)
                             through March 31, 2003

Unaudited - These  financial  statements are being filed without an opinion from our independent registered public accounting firm.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

The following is a summary of the equity method activity of the investments in limited partnerships for the periods presented:

                                                                                      For the Years Ended
                                                                                           March 31
                                                                         ----------------------------------------------
                                                                             2005            2004             2003
                                                                         -------------   --------------   -------------
Investments per balance sheet, beginning of period                     $    6,425,082  $             -  $            -
Capital contributions paid, net                                             3,912,947        3,498,014               -
Capital contributions payable                                                 633,165        1,822,497               -
Equity in losses of limited partnerships                                     (251,203)        (128,146)              -
Capitalized acquisition fees and costs                                              -        1,183,770               -
Amortization of capitalized acquisition fees and costs                        (39,460)         (22,301)              -
Capitalized warehouse interest and fees                                             -           73,075               -
Amortization of capitalized warehouse interest and fees                        (2,436)          (1,827)              -
                                                                         -------------   --------------   -------------

Investments per balance sheet, end of period                           $   10,678,095  $     6,425,082  $            -
                                                                         =============   ==============   =============

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 For the Years Ended March 31, 2005 and 2004 and
          For The Period February 28, 2003 (Date Operations Commenced)
                             through March 31, 2003

Unaudited - These  financial  statements are being filed without an opinion from our independent registered public accounting firm.

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

                        COMBINED CONDENSED BALANCE SHEETS

                                                                                   2004                2003
                                                                              ---------------     ---------------
ASSETS
Land                                                                        $      1,695,000    $      1,247,000
Buildings and improvements, ( net of accumulated depreciation of
  $414,000 and $115,000 as of December 31, 2004 and 2003, respectively)           16,266,000           6,348,000
Other assets                                                                         750,000             292,000
                                                                              ---------------     ---------------

                                                                            $     18,711,000    $      7,887,000
                                                                              ===============     ===============

LIABILITIES AND PARTNERS' EQUITY

Mortgage and construction loans payable                                     $      8,315,000    $      3,625,000
Due to related parties                                                             1,208,000             728,000
Other liabilities                                                                    539,000              67,000
                                                                              ---------------     ---------------

                                                                                  10,062,000           4,420,000
                                                                              ---------------     ---------------

PARTNERS' CAPITAL

WNC Housing Tax Credit Fund VI, L.P., Series 10                                    8,070,000           3,046,000
Other partners                                                                       579,000             421,000
                                                                              ---------------     ---------------

                                                                                   8,649,000           3,467,000
                                                                              ---------------     ---------------

                                                                            $     18,711,000    $      7,887,000
                                                                              ===============     ===============

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 For the Years Ended March 31, 2005 and 2004 and
          For The Period February 28, 2003 (Date Operations Commenced)
                             through March 31, 2003

Unaudited - These  financial  statements are being filed without an opinion from our independent registered public accounting firm.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                                      2004               2003
                                                                                ---------------    ---------------
Revenues                                                                      $        751,000   $        183,000
                                                                                ---------------    ---------------

Expenses:
  Operating expenses                                                                   552,000            151,000
  Interest expense                                                                     112,000             18,000
  Depreciation and amortization                                                        302,000            117,000
                                                                                ---------------    ---------------

Total expenses                                                                         966,000            286,000
                                                                                ---------------    ---------------

Net loss                                                                      $       (215,000)   $      (103,000)
                                                                                ===============    ===============

Net loss allocable to the Partnership                                         $       (213,000)   $      (103,000)
                                                                                ===============    ===============

Net loss recorded by the Partnership                                          $       (251,000)   $      (128,000)
                                                                                ===============    ===============

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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

     Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. For all the periods presented, the Partnership incurred acquisition fees of $920,710, which are included in investments in limited partnerships. Accumulated amortization of these capitalized costs was $48,001 and $17,309, as of March 31, 2005 and 2004, respectively.

     Acquisition costs of 2% of the gross proceeds from the sale of Units as a non-accountable expense reimbursement in connection with the acquisition of Local Limited Partnerships. For all periods presented, the Partnership incurred acquisition costs of $263,060, which is included in investments in limited partnerships. Accumulated amortization was $13,760 and $4,992 as of March 31, 2005 and 2004, respectively.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 For the Years Ended March 31, 2005 and 2004 and
          For The Period February 28, 2003 (Date Operations Commenced)
                             through March 31, 2003

Unaudited - These  financial  statements are being filed without an opinion from our independent registered public accounting firm.

NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

     A non-accountable organization and offering expense reimbursement equal to 4% of the gross proceeds from the sale of the Units, a dealer manager fee equal to 2% of the gross proceeds from the sale of the Units, and reimbursement for retail selling commissions advanced by the General Partner or affiliates on behalf of the Partnership. This reimbursement plus all other organizational and offering expenses, inclusive of the non-accountable organization and offering expense reimbursement, and the dealer manager fees, are not to exceed 13% of the gross proceeds from the sale of the Units. Non-accountable organizational offering expense reimbursement and dealer manager fees totaled $526,120 and $263,060, respectively, for the years ended March 31, 2005 and 2004, respectively.

     An annual asset management fee not to exceed 0.5% of the invested assets (defined as the sum of the Partnership's investment in Local Limited Partnerships, plus the revenues of the Partnership of up to 5% of gross Unit sales proceeds, and the Partnership's allocable share of the amount of the mortgage loans on, and other debts related to, the Housing Complexes) of the Local Limited Partnerships. Management fees of $77,335 and $27,168 were incurred during the years ended March 31, 2005 and 2004, respectively, of which $15,000 and $0 was paid during the years ended March 31, 2005 and 2004, respectively.

     The Partnership reimburses the General Partner or its affiliates for operating expenses incurred in behalf of the Partnership. Operating expense reimbursements were approximately $45,000 and $13,400 during the years ended March 31, 2005 and 2004, respectively.

     A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the Limited Partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fees were incurred in the year ended March 31, 2005.

The accrued fees and expenses due to General Partner and affiliates consist of the following at:

                                                                                            March 31
                                                                                ----------------------------------
                                                                                     2005               2004
                                                                                ---------------    ---------------
Reimbursement for expenses paid by the General Partner and/or
  its affiliates                                                              $          9,157   $          2,326
Asset management fees payable                                                           89,503             27,209
Payable to Limited Partner                                                                  41                  -
                                                                                ---------------    ---------------

                                                                              $         98,701   $         29,535
                                                                                ===============    ===============

                                       29

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 For the Years Ended March 31, 2005 and 2004 and
          For The Period February 28, 2003 (Date Operations Commenced)
                             through March 31, 2003

Unaudited - These  financial  statements are being filed without an opinion from our independent registered public accounting firm.

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------

The following is a summary of the quarterly operations for the year ended March 31:

                                           June 30           September 30       December 31          March 31
                                        ---------------     ---------------   ----------------     --------------
               2005
               ----
Income                                  $       11,000       $      8,000      $       4,000        $     4,000

Operating expenses                              33,000             48,000             55,000             29,000

Equity in losses of limited
     partnerships                              (31,000)           (63,000)           (35,000)          (122,000)

Net loss                                       (53,000)          (103,000)           (86,000)          (147,000)

Net loss available to limited
     partners                                  (53,000)          (103,000)           (86,000)          (147,000)

Net loss available per limited
     partnership unit - weighted
     average                                        (4)                (8)                (7)               (11)

                                            June 30           September 30       December 31           March 31
                                        ---------------      ---------------   ---------------     ---------------
                2004
               -----
Income                                  $           -        $     1,000       $     1,000          $   4,000

Operating expenses                             (4,000)           (21,000)          (20,000)           (22,000)

Equity in income (losses) of
     limited partnerships                           -            (64,000)          (94,000)            30,000

Net income (loss)                              (4,000)           (84,000)         (113,000)            12,000

Net income (loss) available to
     limited partners                          (4,000)           (84,000)         (113,000)            12,000

Net income (loss) available per
     limited partnership unit -
     weighted average                              (2)               (13)              (10)                 2

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 For the Years Ended March 31, 2005 and 2004 and
          For The Period February 28, 2003 (Date Operations Commenced)
                             through March 31, 2003

Unaudited - These  financial  statements are being filed without an opinion from our independent registered public accounting firm.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

NOT APPLICABLE

Item 9a. Controls and Procedures

As of the end of the period covered by this report, the Partnership's General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates, carried out an evaluation of the effectiveness of the Partnership's "disclosure controls and procedures" as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Partnership's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings.

Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended March 31, 2005 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Associates is a California corporation which was organized in 1971. Its officers and significant employees are:

Wilfred N. Cooper, Sr.         Chairman of the Board
Wilfred N. Cooper, Jr.         President and Chief Executive Officer
David N. Shafer, Esq.          Executive Vice President
Sylvester P. Garban            Senior Vice President - Institutional Investments
Thomas J. Riha, CPA            Senior Vice President - Chief Financial Officer
Michael J. Gaber               Senior Vice President - Acquisitions
Edward W. Peters               President of WNC Management, Inc.

In addition to Wilfred N. Cooper,  Sr., the directors of Associates  are Wilfred
N. Cooper, Jr., David N. Shafer, and Kay L. Cooper. The principal shareholder of Associates is a trust established by Wilfred N. Cooper, Sr. and Kay L. Cooper.

Wilfred N. Cooper, Sr., age 73, is the founder and Chairman of the Board of Directors of Associates, a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by Associates. Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of Associates, and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives. Mr. Cooper is a Life Director of the National Association of Home Builders, a National Trustee for NAHB's Political Action Committee, and a past Chairman of NAHB's Multifamily Council. He is a Director of the National Housing Conference and a member of NHC's Board of Governors, and a founder and Director of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 41, is President, Chief Executive Officer, Secretary, a Director and a member of the Acquisition Committee of Associates. He is President and a Director of, and a registered principal with, WNC Capital Corporation, and is a Director and Vice President of WNC Management, Inc. He has been involved in real estate investment and acquisition activities since 1988 when he joined Associates. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Editorial Advisory Boards of Affordable Housing Finance and LIHC Monthly
                         --------------------------------------     ------------
Report,  a  Steering  Member  of  the  Housing  Credit  Group  of  the  National
-------
Association of Home Builders, a member of the Tax Policy Council for the National Trust for Historic Preservation, a member of the Advisory Board of the New York State Association for Affordable Housing, a member of the Urban Land Institute and a member of TEC International. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 52, is Executive Vice President, a Director and a member of the Acquisition Committee of Associates, and a Director, Vice President and Secretary of WNC Management, Inc. Mr. Shafer has been active in the real estate industry since 1984. Before joining Associates in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and past President of the California Council of Affordable Housing, and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree cum laude and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Sylvester  P.  Garban,   age  58,  is  Senior  Vice  President  -  Institutional
Investments of Associates and a registered principal with WNC Capital Corporation. Mr. Garban has been involved in real estate investment activities since 1978. Before joining Associates in 1989, he served as Executive Vice
President with MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the National Association of Affordable Housing Lenders and the Financial Planning Association. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

Thomas J. Riha, age 49, is Senior Vice President - Chief Financial Officer and a member of the Acquisition Committee and the Commercial Real Estate Group of Associates and Vice President, Treasurer and a Director of WNC Management, Inc. He has been involved in real estate acquisition and investment activities since 1979. Before joining Associates in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree cum laude in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Michael J. Gaber, age 38, is Senior Vice President - Acquisitions and a member of the Acquisition Committee and the Commercial Real Estate Group of Associates and a Vice President of WNC Management, Inc. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with Associates since 1997. Prior to joining Associates, he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with H.F. Ahmanson & Company, parent of Home Savings of America. Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration - Finance.

Edward W. Peters, age 52, is President of WNC Management, Inc. He has more than 12 years of experience in all facets of property management. Prior to joining WNC in 2003, Mr. Peters served as Vice President and Director of Property Management at Design Center Housing Services, Inc. and as Director at John Stewart Company. He is a licensed real estate broker in the State of California, a certified occupancy specialist (COS), and holds two national housing compliance certificates: the housing credit compliance professional (HCCP) and the national credit compliance professional-executive (NCP-e). Mr. Peters is a Director of the Affordable Housing Management Association and graduated from Rutgers University in 1990 with a Master of Science degree in social work and in 1983 from Antioch University with a Master of Science degree in education.

Kay L. Cooper, age 68, is a Director of Associates. Mrs. Cooper was the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until its sale in 1998. She is the wife of Wilfred Cooper, Sr. and the mother of Wilfred Cooper, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.
                                       33

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

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Organization and Offering Expenses. The Partnership paid the General Partner or its affiliates as of March 31, 2005 and 2004 approximately $1,672,660 for selling commissions and other fees and expenses of the Partnership's offering of Units. Of the total paid, approximately $886,980 and $883,480 as of March 31, 2005 and 2004, was paid to unaffiliated person participating in the Partnership's offering.

(b) Acquisition Fees. Acquisition fees in an amount equal to 7.0% of the gross proceeds of the Partnership's Offering ("Gross Proceeds"). As of March 31, 2005 and 2004 the aggregate amount of acquisition fees paid or accrued was approximately $920,710.

(c) Acquisition Expense. The Partnership reimbursed the General Partner for acquisition expenses, on a non-accountable basis, in an amount equal to 2% of the Gross Proceeds, pursuant to the terms of the partnership agreement. As of March 31, 2005 and 2004, the aggregate amount of acquisition fees paid or accrued was approximately $263,060.

(d) Annual Asset Management Fee. An annual asset management fee accrues in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" is defined as the sum of the Partnership's Investment in Local Limited Partnerships, plus the reserves of the Partnership of up to 5% of gross Unit sales proceeds, and the Partnership's allocable share of the amount of the mortgage loans and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $ 77,535 and $27,168 were incurred for the years ended March 31, 2005 and 2004, respectively, and no fees were incurred for the period February 28, 2003 (date operations commenced) through March 31, 2003.

(e) Operating Expenses. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $45,000, $13,400 and $0 for the years ended March 31, 2005 and 2004 and for the period February 28, 2003 (date operations commenced) through March 31, 2003, respectively, expended by such persons on behalf of the Partnership.

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

(g) Interest in Partnership. The General Partner receives 0.1% of the Partnership's allocated Low Income Housing Credits, which approximated $706, $262, and $0 for the General Partner for the tax years ending Decemeber 31, 2004, 2003 and 2002, respectively. The General Partners is also entitled to receive a percentage of cash distributions. There were no distributions of cash owed to the General Partner during the years ended March 31, 2005 and 2004 and during the period February 28, 2003 (date operations commenced) through March 31, 2003.

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

     First, with the consent of any other General Partners and a majority-in-interest of the Limited Partners, any General Partner may designate one or more persons to be successor or additional General Partners. In addition, any General Partner may, without the consent of any other General Partner or the Limited Partners,(i)substitute in its stead as General Partner any entity which has, by merger, consolidation or otherwise ,acquired substantially all of its assets, stock or other evidence of equity interest and continued its business, or(ii)cause to be admitted to the Partnership an additional General Partner or Partners if it deems such admission to be necessary or desirable so that the Partnership will be classified a partnership for Federal income tax purposes. Finally, a majority-in-interest of the Limited Partners may at any time remove the General Partner of the Partnership and elect a successor General Partner.

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

Item 14.  Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership's independent registered public accounting firm for the years ended March 31:

                                             2005                2004
                                        ---------------     ---------------
Audit Fees                            $         17,150    $         16,925
Audit-related Fees                                   -                   -
Tax Fees                                         3,000               1,050
All Other Fees                                       -                   -
                                        ---------------     ---------------
TOTAL                                 $         20,150    $         17,975
                                        ===============     ===============

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership's independent registered public accounting firm are preapproved by the General Partner.

PART IV.

Item 15.Exhibits and Financial Statement Schedules

(a)(1)    List of  Financial  statements  included  in Part  II  hereof:

          Unaudited Balance  Sheets March 31, 2005 and 2004
          Unaudited Statements of Operations for the years ended March 31, 2005,
           2004 and for the period February 28, 2003 (Date Operations Commenced) through March 31, 2003
          Unaudited Statements of Partners' Equity for the years ended March 31,
           2005, 2004 and for the period February 28, 2003 (Date Operations Commenced) through March 31, 2003
          Unaudited  Statements of Cash Flows
          for the years ended March 31, 2005, 2004 and for the period February 28, 2003 (Date Operations Commenced) through March 31, 2003
          Unaudited Notes to Financial Statements

(a)(2)List of Financial statement schedules:
      --------------------------------------

      Unaudited Schedule III-Real Estate Owned  by  Local  Limited  Partnerships

(a)(3)List of Exhibits.
      -----------------

31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.(filed herewith)

31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1  Section 1350 Certification of the Chief Executive Officer.(filed herewith)

32.2  Section 1350 Certification of the Chief Financial Officer.(filed herewith)

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

99.4 Financial Statements of Catoosa Senior Village, L.P., as of and for the years ended December 31, 2003 and 2002 together with Independent Auditors' Report thereon; filed as exhibit 99.4 on Form 10-K dated March 31, 2004; a significant subsidiary of the Partnership.

99.5 Financial Statements of Melodie Meadow Associates, Ltd. as of and for the years ended December 31, 2003 and 2002 together with Independent Auditors' Report thereon; filed as exhibit 99.5 on Form 10-K dated March 31, 2004; a significant subsidiary of the Partnership.

99.6 Financial Statements of Melodie Meadow Associates, Ltd. as of and for the years ended December 31, 2004 and 2003 together with Independent Auditors' Report thereon; a significant subsidiary of the Partnership. (filed herewith)

99.7 Financial Statements of Starlight Place Limited Partnership, as of and for the year ended December 31, 2004 together with Independent Auditors' Report thereon; a significant subsidiary of the Partnership. (filed herewith)

WNC Housing Tax Credit Fund VI, L.P., Series 10
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005

                                --------------------------------                ----------------------------------------------------
                                  Initial Cost to Partnership                               As of December 31, 2004
                                --------------------------------                ----------------------------------------------------
                                                                                  Mortgage
                          Total                                                   Balances
                        Investment   Amount of                          Cost         of
                        in Local     Investment                      Capitalized    Local                                        Net
Partnership             Limited       Paid              Building &  Subsequent to  Limited            Building &   Accumulated  Book
  Name       Location  Partnership   to Date    Land   Improvements  Acquisition  Partnerships Land  Improvements Depreciation Value
------------------------------------------------------------------------------------------------------------------------------------
Catoosa Senior  Calhoun,  $1,997,000 $1,997,000 $1,039,000  $3,769,000 $1,000 $2,366,000 $1,039,000 $3,770,000  $201,000  $4,608,000
Senior Village  Georgia
L.P

FDI - GM 2003   Hempstead,   617,000    408,000     30,000   1,731,000      -  1,179,000     30,000  1,731,000    18,000   1,743,000
                Texas

FDI - PM 2003   Prairie      687,000    567,000     90,000   1,650,000      -  1,112,000     90,000  1,650,000    15,000   1,725,000
                View,
                Texas

Humboldt        Winnemucca,1,739,000  1,579,000     79,000   4,223,000      -  2,414,000     79,000  4,223,000    35,000   4,267,000
Village         Nevada

Melodie         Glencoe,   1,569,000  1,569,000    209,000   2,693,000  1,000  1,244,000    209,000  2,694,000   145,000   2,758,000
Meadows         Alabama
Associates,
Ltd.

Starlight       Americus,  3,258,000  3,114,000    249,000   2,611,000      -          -    249,000  2,611,000         -   2,860,000
Place           Georgia    ---------  ---------    -------   ---------  -----  ---------    -------   ---------  -------   ---------

                          $9,867,000 $9,234,000  1,696,000 $16,677,000 $2,000  8,315,000 $1,696,000 $16,679,000 $414,000 $17,961,000
                          ========== ==========  ========= =========== ======  =========  ========== ==========  ======== ==========

WNC Housing Tax Credit Fund VI, L.P., Series 10
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005

                              --------------------------------------------------------------------------------------
                                                      For the year ended December 31, 2004
                              --------------------------------------------------------------------------------------
                                                                   Year Investment                Estimated Useful
      Partnership Name          Rental Income        Net Loss         Acquired         Status       Life (Years)
--------------------------------------------------------------------------------------------------------------------
Catoosa Senior Village, L.P.           $ 215,000      $ (115,000)       2003           Completed          40

FDI - GM 2003                             82,000         (11,000)       2004           Completed          40

FDI - PM 2003                            126,000          (9,000)       2004           Completed          40

Humboldt Village, L.P.                   199,000         (14,000)       2004           Completed          40

Melodie Meadows Associates,
Ltd.                                     117,000         (66,000)       2003           Completed          40

                                                                                          Not
Starlight Place                               **              **        2004           Completed          40
                                       ---------       ----------
                                       $ 739,000       $(215,000)
                                      ==========       ==========

**As of December 31, 2004 the Local Limited Partnership was under construction.

WNC Housing Tax Credit Fund VI, L.P., Series 10
Schedule III
Real Estate Owned by Local Limited Partnerships

March 31, 2004
          ------------------------------------------   -----------------------------------------------------------------------------
                   Initial Cost to Partnership                             As of December 31, 2003
          ------------------------------------------   -----------------------------------------------------------------------------
                         Total Investment Amount of     Mortgage
                               in         Investment    Loans of
Partnership               Local Limited     Paid     Local Limited             Property &       Accumulated
 Name          Location    Partnership     to Date    Partnerships    Land      Equipment      Depreciation    Net Book Value
------------------------------------------------------------------------------------------------------------------------------------
Catoosa Senior   Calhoun    $1,997,000  $1,579,000 $2,382,000     $ 1,039,000  $3,769,000         $ 50,000     $4,758,000
Village, L.P.    Georgia

Humbolt Village, Winnemucca, 1,754,000     350,000         **              **          **               **             **
L.P.             Nevada

Melodie Meadows  Glencoe     1,569,000   1,568,000  1,243,000         209,000   2,693,000           65,000      2,837,000
Associates, Ltd. Alabama     ---------   ---------  ---------         -------   ---------           -------     ---------

                           $ 5,320,000 $ 3,497,000 $3,625,000     $ 1,248,000  $6,462,000        $ 115,000    $ 7,595,000
                            ==========   =========  =========      ==========   =========        =========     ==========

**  The Local Limited Partnership was not acquired until February 2004.

WNC Housing Tax Credit Fund VI, L.P., Series 10
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004

                              --------------------------------------------------------------------------------------
                                                      For the year ended December 31, 2003
                              --------------------------------------------------------------------------------------
                                                             Year Investment                Estimated Useful
Partnership Name          Rental Income        Net Loss         Acquired         Status       Life (Years)
--------------------------------------------------------------------------------------------------------------------
Catoosa Senior            $  89,000      $ (39,000)       2003           Completed                 40
Village, L.P

Humboldt Village,               **              **        2004                  **                 **
L.P.

Melodie Meadows              89,000        (64,000)       2003           Completed                 40
Associates, Ltd.            -------       ---------      ------          ----------                --

                          $ 178,000      $(103,000)
                           ========       =========

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

Date:  December 9, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




By:     /s/ Wilfred N. Cooper, Jr.
        ------------------------------
        Wilfred N. Cooper,  Jr.,
        Chief Executive Officer, President and Director of
        WNC & Associates, Inc.(chief executive officer)

Date:  December 9, 2005




By:     /s/ Thomas J. Riha
        --------------------
        Thomas J. Riha,
        Senior  Vice-President - Chief Financial Officer of
        WNC & Associates,  Inc. (chief accounting officer)

Date:  December 9, 2005




By:      /s/ Wilfred N. Cooper, Sr.
         --------------------------
         Wilfred N. Cooper, Sr.,
         Chairman of the Board of WNC & Associates, Inc.

Date:  December 9, 2005




By:      /s/ David N. Shafer
         -------------------
         David N Shafer,
         Director of WNC & Associates, Inc.

Date:  December 9, 2005
                                       41