Form 10-Q
period 2005-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 10
filed 2005-12-22
CIK 1156815

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from         to
                                           ---------  ---------
                        Commission file number: 000-50837


                 WNC HOUSING TAX CREDIT FUND VI, L.P., Series 10

                  California                             33-0974362
                (State or other jurisdiction of        (I.R.S. Employer
               incorporation or organization)          Identification No.)


                              17782 Sky Park Circle
                              Irvine, CA 92614-6404
                    (Address of principal executive offices)

                                 (714) 662-5565
                               (Telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes       No  X
                                      -------  -------
Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes       No   X
   -------  -------

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)


                               INDEX TO FORM 10-Q

                       For the Quarter Ended June 30, 2005


PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

             Balance Sheets
              June 30, 2005 and March 31, 2005.................................3

             Statements of Operations
              For the Three Months Ended June 30, 2005 and 2004................4

             Statement of Partners' Equity (Deficit)
              For the Three Months Ended June 30, 2005 ........................5

             Statements of Cash Flows
              For the Three Months Ended June 30, 2005 and 2004................6

              Notes to Financial Statements....................................7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition ......................................................16

     Item 3.  Quantitative and Qualitative Disclosures About Market Risks.....17

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings...............................................17

     Item 2. Changes in Securitities and Use of Proceed.......................17

     Item 3. Defaults on Senior Securities....................................17

     Item 4.  Submission of Matters to a Vote of Security Holders.............17

     Item 5. Other Information................................................17

     Item 6.  Exhibits........................................................17

     Signatures...............................................................19

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                              June 30, 2005              March 31, 2005
                                                         ------------------------    ------------------------
                                                               (unaudited)                 (unaudited)
ASSETS
Cash and cash equivalents                              $                594,813    $                 913,526
Investments in limited partnerships, net (Notes
      2 and 3)                                                       10,530,748                   10,678,095
Other assets                                                              6,300                        6,300
                                                         ------------------------    ------------------------

                                                       $             11,131,861    $              11,597,921
                                                         ========================    ========================

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
   Accrued fees and expenses due to
      General Partner and affiliates (Note 3)          $                112,348    $                  98,701
   Payables to limited partnerships (Note 4)                            243,038                      633,165
                                                         ------------------------    ------------------------

     Total liabilities                                                  355,386                      731,866
                                                         ------------------------    ------------------------


Partners' equity (deficit):
   General Partner                                                         (568)                        (478)
   Limited Partners (25,000 units authorized
    13,153 units issued and outstanding at
    June 30, 2005)                                                   10,777,043                   10,866,533
                                                         ------------------------    ------------------------

     Total partners' equity                                          10,776,475                   10,866,055
                                                         ------------------------    ------------------------

                                                       $             11,131,861    $              11,597,921
                                                         ========================    ========================

                 See accompanying notes to financial statements
                                        3

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)


                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2005 and 2004

                                   (unaudited)

                                                                2005                           2004
                                                           Three Months                   Three Months
                                                      ------------------------       ------------------------
Interest income                                     $                   4,545        $                10,882
                                                      ------------------------       ------------------------
Operating expenses:
  Amortization (Note 2)                                                10,474                         10,474
  Asset management fees ( Note 3)                                      22,975                         15,777
  Asset management expenses                                             4,014                          5,548
  Legal and accounting                                                  2,350                            525
  Other                                                                   965                            902
                                                      ------------------------       ------------------------
    Total operating expenses                                           40,778                         33,226
                                                      ------------------------       ------------------------
Loss from operations                                                  (36,233)                       (22,344)

Equity in losses from limited partnerships
(Note 2)                                                              (53,347)                       (30,782)
                                                      ------------------------       ------------------------
Net loss
                                                    $                 (89,580)       $               (53,126)
                                                      ========================       ========================
Net loss allocated to:
  General Partner
                                                    $                     (90)       $                   (53)
                                                      ========================       ========================
  Limited Partners
                                                    $                 (89,490)       $               (53,073)
                                                      ========================       ========================
Net loss per limited
  partner unit                                      $                      (7)       $                    (4)
                                                      ========================       ========================
Outstanding weighted limited
  partner units                                                        13,153                         13,153
                                                      ========================       ========================

                 See accompanying notes to financial statements
                                        4

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                    For the Three Months Ended June 30, 2005
                                   (unaudited)

                                                          General               Limited
                                                          Partner              Partners                 Total
                                                       ---------------      ----------------      ------------------
Partners' equity (deficit) at March 31, 2005         $          (478)       $    10,866,533     $        10,866,055

Net Loss                                                         (90)               (89,490)                (89,580)
                                                       ---------------      ----------------      ------------------

Partners' equity (deficit) at June 30, 2005          $          (568)       $    10,777,043     $        10,776,475
                                                       ===============      ================      ==================

                 See accompanying notes to financial statements
                                       5

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2005 and 2004

                                   (unaudited)

                                                                                     2005                  2004
                                                                               ------------------     ----------------
    Cash flows from operating activities:
      Net loss                                                               $          (89,580)    $        (53,126)
      Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
            Amortization                                                                 10,474               10,474
            Equity in losses of limited partnerships                                     53,347               30,782
            Change in due from affiliates                                                     -                (175)
            Change in interest receivable                                                     -                  108
            Change in accrued fees and expense due to
              General Partner and affiliates                                             13,647               13,451
                                                                               ------------------     ----------------

                 Net cash (used in)  provided by  operating
                 activities                                                             (12,112)               1,514
                                                                               ------------------     ----------------

    Cash flows from investing activities:
      Investments in lower tier partnerships, net                                      (306,601)          (1,391,695)
                                                                               ------------------     ----------------

    Cash flows from financing activities:

      Collection of promissory notes receivable                                               -               35,815
      Offering expenses                                                                       -               (3,500)
                                                                               ------------------     ----------------

    Net cash provided by financing activities                                                 -               32,315
                                                                               ------------------     ----------------

    Net decrease in cash                                                               (318,713)          (1,357,866)

    Cash and cash equivalents, beginning of period                                      913,526            6,649,763
                                                                               ------------------     ----------------

    Cash and cash equivalents, end of period                                 $          594,813     $      5,291,897
                                                                               ==================     ================

    SUPPLEMENTAL DISCLOSURE OF
    CASH FLOW INFORMATION

    Taxes paid                                                               $                -     $              -
                                                                               ==================     ================

                 See accompanying notes to financial statements
                                        6

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                  For the Quarter Ended June 30, 2005 and 2004
                                   (unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------
General
-------
The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Partnership's report on Form 10-K for the fiscal year ended March 31, 2005.

Organization
------------
WNC Housing Tax Credit Fund, VI, L.P., Series 10 (the "Partnership") was formed under the California Revised Limited Partnership Act on July 17, 2001, and commenced operations on February 28, 2003. The Partnership was formed to invest primarily in other limited partnerships or limited liability companies (the "Local Limited Partnerships") which will own and operate multifamily housing complexes that are eligible for Low Income Housing Tax Credits.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarter Ended June 30, 2005 and 2004
                                   (unaudited)

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

The Low Income Housing Tax Credits rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Tax Credits and the fractional recapture of Low Income Housing Tax Credits already taken. In most cases the annual amount of Low Income Housing Tax Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a price which would result in the Partnership realizing cash distributions or proceeds from the transaction. Accordingly, the Partnership may be unable to distribute any cash to its Limited Partners. Low Income Housing Tax Credits may be the only benefit from an investment in the Partnership.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low Income Housing Tax Credits, a fractional recapture of prior Low Income Housing Tax Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited
Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Tax Credits and recapture of Low Income Housing Tax Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Tax Credits and tax losses allocable to the limited partners could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

Substantially all of the Low Income Housing Tax Credits anticipated to be realized from the Local Limited Partnerships have been realized. The Partnership does not anticipate being allocated a significant amount of Low Income Housing Tax Credits from the Local Limited Partnerships in the future. Until the Local Limited Partnerships have completed the 15 year Low Income Housing Tax Credit compliance period, risks exist for potential recapture of prior Low Income Housing Tax Credits.

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarter Ended June 30, 2005 and 2004
                                   (unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------
No trading market for the Units exists or is expected to develop. Limited partners may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

Anticipated future and existing cash resources of the Partnership are not sufficient to pay existing liabilities of the Partnership. However, substantially all of the existing liabilities of the Partnership are payable to the General Partner and/or its affiliates. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of then existing contractual obligations and then anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Method of Accounting for Investments in Limited Partnerships
------------------------------------------------------------
The Partnership accounts for its investments in Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the investment exceeds fair value. The accounting policies of the Local Limited Partnerships are generally consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (see Note 2).

Equity in losses of Limited Partnerships for the periods ended June 30, 2005 and 2004 have been recorded by the Partnership based on three months of reported results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 2). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Distributions received by Limited Partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income.

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarter Ended June 30, 2005 and 2004
                                   (unaudited)

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

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, we expect to proceed with efforts to liquidate those properties. Our objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down those funds that no longer provide tax benefits to Limited Partners. However, Local Limited Partnership interests may be disposed at any time by Associates in its discretion. To date, no properties in the Partnership have been selected for disposition.

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

Concentration of Credit Risk
----------------------------
At June 30, 2005, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum. The Partnership believes it is not exposed to any significant financial risk on cash.

Net Loss Per Limited Partner Unit
---------------------------------
Net loss per limited partnership unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per unit includes no dilution and is computed by dividing loss available to Limited Partners by the weighted average number of units outstanding during the period. Calculation of diluted net loss per unit is not required.

Income Taxes
------------
No provision for income taxes has been recorded in the accompanying financial statements as any liability and/or benefits for income taxes as income taxes flow to the partners of the Partnership and is their obligation and/or benefit. For income tax purposes the Partnership reports on a calendar year basis.

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarter Ended June 30, 2005 and 2004
                                   (unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------------------------
Reporting Comprehensive Income
------------------------------
The Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, established standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Partnership had no items of other comprehensive income for all periods presented, as defined by SFAS No. 130.

New Accounting Pronouncements
-----------------------------
As of March 31,  2004,  the  Partnership  adopted FASB  Interpretation  No. 46 -
Revised, Consolidation of Variable Interest Entities ("FIN46R"). FIN 46R provides guidance as to when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements, and when a company should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, and a VIE must be consolidated by a company if it is the primary beneficiary because a primary beneficiary absorbs the majority of the entity's expected losses, the majority of the expected residual returns, or both.

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

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 ("SFAS 154"), "Accounting Changes and Error Corrections", which provides guidance on the accounting for and reporting of accounting changes and correction of errors. This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership does not anticipate a material effect upon the adoption of this statement.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarter Ended June 30, 2005 and 2004
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------
On June 30, 2005, the Partnership acquired limited partnership interests in six Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 312 apartment units. As of June 30, 2005, construction or rehabilitation of four of the Housing Complexes was complete. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.9%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                                       For the Three        For the Year
                                                                       Months Ended            Ended
                                                                       June 30, 2005       March 31, 2005
                                                                      ----------------    -----------------
Investments in limited partnerships, beginning of period            $     10,678,095    $       6,425,082
Capital contributions paid, net                                                    -            3,912,947
Capital contributions payable                                                      -              633,165
Equity in losses of limited partnerships                                     (53,347)            (251,203)
Amortization of capitalized acquisition fees and costs                        (9,865)             (39,460)
Amortization of capitalized warehouse interest and fees                         (609)              (2,436)
Tax credit adjustments                                                       (83,526)                   -
                                                                      ----------------    -----------------
Investments in limited partnerships, end of period                  $     10,530,748   $       10,678,095
                                                                      ================    =================

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarter Ended June 30, 2005 and 2004
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------
Selected financial information for the three months ended June 30, 2005 and 2004 from the unaudited combined condensed financial statements of the limited partnerships in which the partnership has invested is as follows:


                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                        2005                             2004
                                                                ---------------------           --------------------
               Revenues                                       $             188,000           $             68,000
                                                                ---------------------           --------------------

               Expenses
                 Interest expense                                            28,000                          5,000
                 Depreciation & amortization                                 76,000                         34,000
                 Operating expenses                                         138,000                         60,000
                                                                ---------------------           --------------------
                   Total expenses                                           242,000                         99,000
                                                                ---------------------           --------------------

               Net loss                                       $             (54,000)          $            (31,000)
                                                                =====================           ====================
               Net loss allocable to the Partnership          $             (53,000)          $            (31,000)
                                                                =====================           ====================
               Net loss recorded by the Partnership           $             (53,000)          $            (31,000)
                                                                =====================           ====================

Certain Local Limited Partnerships have incurred significant operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss of future and recapture of prior Low Income Housing Tax Credits could occur.

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------
The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of June 30, 2005, the Partnership had incurred acquisition fees of $920,710. Accumulated amortizations of these capitalized costs were $55,674 and $24,982 as of June 30, 2005 and 2004, respectively.

(b) Acquisition costs of 2% of the gross proceeds from the sale of Units as full reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. As of June 30, 2005, the Partnership had incurred acquisition costs of $263,060. Accumulated amortizations of these capitalized costs were $15,952 and $7,184 as of June 30, 2005 and 2004, respectively.

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarter Ended June 30, 2005 and 2004
                                   (unaudited)

NOTE 3-RELATED PARTY TRANSACTIONS, continued
--------------------------------------------
(c) A non-accountable organization and offering expense reimbursement equal to 4% of the gross proceeds from the sale of the Units, a dealer manager fee equal to 2% of the gross proceeds from the sale of the Units, and reimbursement for retail selling commissions advanced by the General Partner or affiliates on behalf of the Partnership. This reimbursement plus all other organizational and offering expenses, inclusive of the non-accountable organization and offering expense reimbursement, and the dealer manager fees, are not to exceed 13% of the gross proceeds from the sale of the Units. As of June 30, 2005, the Partnership had incurred non-accountable organization and offering expense reimbursements of $1,676,160.

(d) An annual asset management fee not to exceed 0.5% of the invested assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the housing complexes) of the Local Limited Partnerships. Asset management fees of $22,975 and $15,777 were incurred during the three months ended June 30, 2005 and 2004, respectively. The partnership paid the General Partner and/or their affiliates $7,500 and $0 of those fees during the three months ended June 30, 2005 and 2004, respectively.

(e) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

(f) An affiliate of the general partner provided financing to pay for capital contributions prior to the time that the limited partners' capital contributions were received. As of June 30, 2005, the partnership incurred interest of $73,075 which was capitalized as warehouse interest and fees. Accumulated amortizations of these capitalized costs were $4,872 and $2,436 as of June 30, 2005 and 2004, respectively.

(g) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were approximately $18,300 and $9,300 during the three months ended June 30, 2005 and 2004, respectively.

The accrued fees and expenses due to the General Partner and affiliates consisted of the following:

                                                                   June 30, 2005            March 31, 2005
                                                                ---------------------       ---------------------
     Reimbursement  for  expenses  paid  by  the  General
        Partner and/or affiliates                            $                 7,329     $                 9,157
     Asset management fee payable                                            105,019                      89,544
                                                                ---------------------       ---------------------

                                                             $               112,348     $                98,701
                                                                =====================       =====================

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarter Ended June 30, 2005 and 2004
                                   (unaudited)

NOTE 4 - PAYABLES TO LIMITED PARTNERSHIPS
-----------------------------------------
Payables to limited partnerships amounting to $243,038 and $633,165 at June 30, 2005 and March 31, 2005, respectively, represents amounts, which are due at various times based on conditions specified in the respective limited partnership agreements. These contributions are payable in installments and are generally due upon the limited partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment).

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2005 and 2004, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2005 consisted primarily of $595,000 in cash and aggregate investments in the six Local Limited Partnerships of $10,531,000. Liabilities at June 30, 2005 primarily consisted of $243,000 due to limited partnerships and $112,000 in advances and other payables due to the General Partner or affiliates.

Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004. The Partnership's net loss for the three months ended June 30, 2005 was approximately $(90,000), reflecting an increase of $(37,000) from the net loss of $(53,000) for the three months ended June 30, 2004. The increase in net loss was primarily due to the increase of $(23,000) in equity of losses from limited partnerships. The increase in equity of losses is due to the properties operations completing the construction phase and operations stabilizing. There was also an increase of $(14,000) in loss from operations. The loss from operations was attributed to a decrease of $(6,000) in interest income along with an increase of $(8,000) in operating expenses. The $(8,000) increase in operating expenses was primarily due to an increase of $(7,000) in asset management fees and an increase of $(2,000) in legal and accounting expenses offset by a decrease of $1,000 in asset management expenses.

Cash Flows

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004. The net decrease in cash was $(319,000) for the three months ended June 30, 2005, reflecting a decrease of $1,039,000 in net cash used, compared to the net cash of $(1,358,000) used in the three months ended June 30, 2004. The change was primarily due to the decrease of 1,085,000 in cash used for investing activities. The decrease is due to the acquisition of local limited partnerships being completed as of June 30, 2005. The decrease of cash used in investing activities was offset by a decrease of $(32,000) in cash provided by financing activities. The decrease is due to the fact that the investor promissory notes collected during the three months ended June 30, 2004 were the final investor payments, as such there were none for the three months ended June 30, 2005. Additionally there was an increase of $(14,000) in cash used by operating activities.

The Partnership expects its future cash flows, together with its net available assets at June 30, 2005, to be sufficient to meet all currently foreseeable future cash requirements.


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

Changes in Internal Controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended June 30, 2005 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

         NONE

Item 2.  Changes in Securities and Use of Proceeds

         NONE

Item 3.  Defaults Upon Senior Securities

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders

         NONE

Item 5.  Other Information

         NONE

Item 6.  Exhibits

(a)      Exhibits.
         ---------
31.1 Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2 Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1 Section 1350 Certification of the Chief Executive Officer. (filed herewith)

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

Date: December 20, 2005




By:   /s/ Thomas J. Riha
      ------------------
      Thomas J. Riha
      Senior Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date: December 20, 2005

<