Form 10-Q
period 2005-09-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 10
filed 2005-12-30
CIK 1156815

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2005

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
Yes        No    X
   --------  --------
Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes        No   X
   --------  ---------

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)


                               INDEX TO FORM 10-Q

                For the Quarterly Period Ended September 30, 2005

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

             Balance Sheets
             September 30, 2005 and March 31, 2005.............................3

             Statements of Operations
             For the Three and Six Months Ended September 30, 2005 and 2004....4

             Statement of Partners' Equity (Deficit)
             For the Six Months Ended September 30, 2005 ......................5

             Statements of Cash Flows
             For the Six Months Ended September 30, 2005 and 2004..............6

             Notes to Financial Statements.....................................7

     Item 2. Management's Discussion and Analysis of Financial
             Condition .......................................................15

     Item 3. Quantitative and Qualitative Disclosures About Market Risks......16

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings................................................16

     Item 2. Changes in Securitities and Use of Proceed.......................16

     Item 3. Defaults on Senior Securities....................................16

     Item 4. Submission of Matters to a Vote of Security Holders..............16

     Item 5. Other Information................................................16

     Item 6. Exhibits.........................................................17

     Signatures...............................................................18

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                           September 30, 2005            March 31, 2005
                                                         ------------------------    ------------------------
                                                               (unaudited)
ASSETS
Cash and cash equivalents                              $                531,164     $                 913,526
Investments in limited partnerships, net (Notes
      2 and 3)                                                       10,523,056                    10,678,095
Other assets                                                              6,300                         6,300
                                                         ------------------------    ------------------------
                                                       $             11,060,520     $              11,597,921
                                                         ========================    ========================
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Liabilities:
   Accrued fees and expenses due to
      General Partner and affiliates (Note 3)          $                136,544     $                  98,701
   Payables to limited partnerships (Note 4)                            243,038                       633,165
                                                         ------------------------    ------------------------

     Total liabilities                                                  379,582                       731,866
                                                         ------------------------    ------------------------


Partners' equity (deficit):
   General Partner                                                         (663)                         (478)
   Limited Partners (25,000 units authorized
    13,153 units issued and outstanding at
    September 30, 2005)                                              10,681,601                    10,866,533
                                                         ------------------------    ------------------------
     Total partners' equity                                          10,680,938                    10,866,055
                                                         ------------------------    ------------------------
                                                       $             11,060,520     $              11,597,921
                                                         ========================    ========================

                 See accompanying notes to financial statements
                                        3

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)


                            STATEMENTS OF OPERATIONS

         For the Three and Six Months Ended September 30, 2005 and 2004
                                   (unaudited)

                                                         2005                                     2004
                                          ------------------------------------     ------------------------------------
                                            Three Months         Six Months         Three Months         Six Months
                                          -----------------    ---------------     ---------------    -----------------
    Interest income                     $            3,657     $        8,202      $        7,798     $         18,680

    Operating expenses:
      Amortization (Note 2)                         10,474             20,948              10,474               20,948
      Asset management fees (Note 3)                22,975             45,950              20,027               35,804
      Legal and accounting                          12,230             14,580              17,388               17,913
      Other                                            168              5,147                  47                6,497
                                          -----------------    ---------------     ---------------    -----------------
        Total operating expenses                    45,847             86,625              47,936               81,162
                                          -----------------    ---------------     ---------------    -----------------

    Loss from operations                           (42,190)           (78,423)            (40,138)             (62,482)

    Equity in losses from
     limited partnerships (Note 2)                 (53,347)          (106,694)            (62,633)             (93,415)
                                          -----------------    ---------------     ---------------    -----------------
    Net loss                            $          (95,537)    $     (185,117)     $     (102,771)    $       (155,897)
                                          =================    ===============     ===============    =================

    Net loss allocated to:
     General partner                    $              (96)    $         (185)     $         (103)    $           (156)
                                          =================    ===============     ===============    =================
      Limited partners                  $          (95,441)    $     (184,932)     $     (102,668)    $       (155,741)
                                          =================    ===============     ===============    =================
    Net loss per limited partner unit   $               (7)    $          (14)     $           (8)    $            (12)
                                          =================    ===============     ===============    =================
    Outstanding weighted limited
    partner units                                   13,153             13,153              13,153               13,153
                                          =================    ===============     ===============    =================

                 See accompanying notes to financial statements
                                       4

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Six months Ended September 30, 2005
                                   (unaudited)

                                                          General               Limited
                                                          Partner               Partners                 Total
                                                       ---------------      ----------------      ------------------
Partners' equity (deficit) at March 31, 2005         $          (478)       $    10,866,533     $        10,866,055

Net Loss                                                        (185)              (184,932)               (185,117)
                                                       ---------------      ----------------      ------------------
Partners' equity (deficit) at September 30, 2005     $          (663)       $    10,681,601      $       10,680,938
                                                       ===============      ================      ==================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS
              For the Six Months Ended September 30, 2005 and 2004
                                   (unaudited)

                                                                                     2005                    2004
                                                                               ------------------     ----------------
    Cash flows from operating activities:
      Net loss                                                                 $        (185,117)    $       (155,897)
        Adjustments to reconcile net loss to net
            Cash used by operating activities:
            Amortization                                                                  20,948               20,948
            Equity in losses from limited partnerships                                   106,694               93,415
            Change in interest receivable                                                      -                  108
            Change in accrued fees and expense due to
              General Partner and affiliates                                              37,843               20,690
                                                                               ------------------     ----------------
                 Net cash used in  operating activities                                  (19,632)             (20,736)
                                                                               ------------------     ----------------
    Cash flows from investing activities:
         Investments in lower tier partnerships, net                                    (362,730)          (3,118,283)
         Capitalized acquisition costs & fees                                                  -                    -
                                                                               ------------------     ----------------
                 Net cash used in investing activities                                  (362,730)          (3,118,283)
                                                                               ------------------     ----------------
     Cash flows from financing activities
       Sales of limited partner units, net of contributions
           receivable and subscriptions receivable                                             -               35,815
       Offering expenses                                                                       -               (3,500)
                                                                               ------------------     ----------------

                 Net cash provided by financing activities                                     -               32,315
                                                                               ------------------     ----------------
    Net increase (decrease) in cash and cash equivalents                                (382,362)          (3,106,704)

    Cash and cash equivalents, beginning of period                                       913,526            6,649,763
                                                                               ------------------     ----------------
    Cash and cash equivalents, end of period                                   $         531,164     $      3,543,059
                                                                               ==================     ================
    SUPPLEMENTAL DISCLOSURE OF
    CASH FLOW INFORMATION

    Taxes paid                                                                 $               -     $              -
                                                                               ==================     ================

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                For the Quarterly Period Ended September 30, 2005
                                   (unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------
General
-------
The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the Six months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Partnership's report on Form 10-K for the fiscal year ended March 31, 2005.

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

Pursuant to a supplement dated February 28, 2003 to the prospectus of the Partnership dated November 14, 2001, on March 6, 2003, the Partnership commenced a public offering of 25,000 units of Limited Partnership Interest ("Units"), at a price of $1,000 per Unit. Holders of Units are referred to herein as "Limited Partners." The Partnership has sold 13,153 units representing subscriptions in the amount of $13,119,270 net of dealer discounts of $31,220 and volume discounts of $2,510, had been accepted. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and tax credits. The Limited Partners will be allocated the remaining 99.9% interest in proportion to their respective investments.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended September 30, 2005
                                   (unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,  continued
--------------------------------------------------------------------------------
Certain Risks and Uncertainties
-------------------------------
An investment in the Partnership and the Partnership's investments in Local Limited Partnerships and their Housing Complexes are subject to risks. These risks may impact the tax benefits of an investment in the Partnership, and the amount of proceeds available for distribution to the Limited Partners, if any, on liquidation of the Partnership's investments. Some of those risks include the following:

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

The Partnership has invested in six Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low Income Housing Tax Credits, a fractional recapture of prior Low Income Housing Tax Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Tax Credits and recapture of Low Income Housing Tax Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

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

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED
                For the Quarterly Period Ended September 30, 2005
                                   (unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING  POLICIES, continued
--------------------------------------------------------------------------------
No trading market for the Units exists or is expected to develop. Limited partners may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

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

Equity in losses of Limited Partnerships for the periods ended September 30, 2005 and 2004 have been recorded by the Partnership based on six months of reported results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 2). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Distributions received by Limited Partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income.

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED
                For the Quarterly Period Ended September 30, 2005
                                   (unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT  ACCOUNTING POLICIES, continued
--------------------------------------------------------------------------------
Offering Expenses
-----------------
Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with the selling of limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 13%, (excluding selling commissions and dealer manager fees) of the total offering proceeds. Offering expenses will be reflected as a reduction of limited partners' capital and amounted to $1,676,160 as of September 30, 2005.

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

Cash and Cash Equivalents
-------------------------
The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of September 30, 2005 and March 31, 2005, the Partnership had no cash equivalents.

Concentration of Credit Risk
----------------------------
At September  30, 2005,  the  Partnership  maintained  cash  balances at certain
financial   institutions  in  excess  of  the  federally  insured  maximum.  The
Partnership believes that it is not exposed to any significant risks on cash.

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

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED
                For the Quarterly Period Ended September 30, 2005
                                   (unaudited)

NOTE 1  ORGANIZATION AND SUMMARY OF   SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------------------------
Income Taxes
------------
No provision for income taxes has been recorded in the accompanying financial statements as any liability and/or benefits for income taxes as income taxes flow to the partners of the Partnership and is their obligation and/or benefit. For income tax purposes the Partnership reports on a calendar year basis.

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

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS 154), "Accounting Changes and Error Corrections", which provides guidance on the accounting for and reporting of accounting changes and correction of errors. This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership does not anticipate a material effect upon the adoption of this statement.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended September 30, 2005
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------
As of September 30, 2005, the Partnership acquired limited partnership interests in six Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 312 apartment units. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.9%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                                        For the Six
                                                                       months Ended         For the Year
                                                                       September 30,            Ended
                                                                           2005            March 31, 2005
                                                                      ----------------    -----------------
Investments in limited partnerships, beginning of period            $     10,678,095    $       6,425,082
Capital contributions paid, net                                                    -            3,912,947
Capital contributions payable                                                      -              633,165
Equity in losses of limited partnerships                                    (106,694)            (251,203)
Distributions                                                                 (1,500)                   -
Amortization of capitalized acquisition fees and costs                       (19,730)             (39,460)
Amortization of capitalized warehouse interest and fees                       (1,218)              (2,436)
Tax credit adjustments                                                       (25,897)                   -
                                                                      ----------------    -----------------
Investments in limited partnerships, end of period                  $     10,523,056    $      10,678,095
                                                                      ================    =================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended September 30, 2005
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS - continued
--------------------------------------------------------
Selected financial information for the six months ended September 30, 2005 and 2004 from the unaudited combined condensed financial statements of the limited partnerships in which the partnership has invested is as follows:


                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                        2005                           2004
                                                                ---------------------           --------------------
               Revenues                                       $             376,000           $            272,000
                                                                ---------------------           --------------------
               Expenses
                Interest expense                                             56,000                          9,000
                Depreciation & amortization                                 151,000                        101,000
                Operating expenses                                          276,000                        255,000
                                                                ---------------------           --------------------
                 Total expenses                                             483,000                        365,000
                                                                ---------------------           --------------------

               Net loss                                       $            (107,000)          $            (93,000)
                                                                =====================           ====================
               Net loss allocable to the Partnership          $            (107,000)          $            (93,000)
                                                                =====================           ====================
               Net loss recorded by the Partnership           $            (107,000)          $            (93,000)
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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------
The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of September 30, 2005, the Partnership had incurred acquisition fees of $920,710. Accumulated amortizations of these capitalized costs were $63,347 and $32,655 as of September 30, 2005 and 2004, respectively.

(b) Acquisition costs of 2% of the gross proceeds from the sale of Units as full reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. As of September 30, 2005, the Partnership had incurred acquisition costs of $263,060. Accumulated amortizations of these capitalized costs were $18,144 and $9,376 as of September 30, 2005 and 2004, respectively.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended September 30, 2005
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS-continued
---------------------------------------------
(c) A non-accountable organization and offering expense reimbursement equal to 4% of the gross proceeds from the sale of the Units, a dealer manager fee equal to 2% of the gross proceeds from the sale of the Units, and reimbursement for retail selling commissions advanced by the General Partner or affiliates on behalf of the Partnership. This reimbursement plus all other organizational and offering expenses, inclusive of the non-accountable organization and offering expense reimbursement, and the dealer manager fees, are not to exceed 13% of the gross proceeds from the sale of the Units. As of September 30, 2005, the Partnership had incurred non-accountable organization and offering expense reimbursements of $1,676,160.

(d) An annual asset management fee not to exceed 0.5% of the invested assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the housing complexes) of the Local Limited Partnerships. Asset management fees of $45,950 and $35,804 were incurred during the six months ended September 30, 2005 and 2004, respectively. The partnership paid the General Partner and/or their affiliates $11,488 and $15,000 of those fees during the Six months ended September 30, 2005 and 2004, respectively.

(e) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

(f) An affiliate of the general partner provided financing to pay for capital contributions prior to the time that the limited partners' capital contributions were received. As of September 30, 2005, the partnership incurred interest of $73,075 which was capitalized as warehouse interest and fees. Accumulated amortizations of these capitalized costs were $5,481 and $3,045 as of September 30, 2005 and 2004, respectively.

(g) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were approximately $25,741 and $24,518 during the six months ended September 30, 2005 and 2004, respectively.

The accrued fees and expenses due to the General Partner and affiliates consisted of the following:

                                                                 September 30, 2005         March 31, 2005
                                                                ---------------------       ---------------------
       Reimbursement  for  expenses  paid  by  the  General
       Partner and/or affiliates                             $                12,340     $                 9,157
       Asset management fee payable                                          124,204                      89,544
                                                                ---------------------       ---------------------
                                                             $               136,544     $                98,701
                                                                =====================       =====================

NOTE 4 - PAYABLES TO LIMITED PARTNERSHIPS
-----------------------------------------
Payables to Limited Partnerships amounting to $243,038 and $633,165 at September 30, 2005 and March 31, 2005, respectively, represents amounts, which are due at various times based on conditions specified in the respective limited partnership agreements. These contributions are payable in installments and are generally due upon the limited partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment).

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

The following discussion and analysis compares the results of operations for the Six months ended September 30, 2005 and 2004, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at September 30, 2005 consisted primarily of $531,000 in cash and aggregate investments in the six Local Limited Partnerships of $10,523,000. Liabilities at September 30, 2005 primarily consisted of $243,000 due to limited partnerships and $137,000 in advances and other payables due to the General Partner or affiliates.

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004. The Partnership's net loss for the three months ended September 30, 2005 was $(96,000), reflecting a $7,000 decrease from the net loss for the three months ended September 30, 2004 of $(103,000). The decrease in net loss is primarily due to a decrease of $10,000 in equity in loss from Limited Partnerships to $(53,000) for the three months ended September 30, 2005 from $(63,000) for the three months ended September 30, 2004, offset by a $(2,000) increase in loss from operations to $(42,000) for the three months ended September 30, 2005 from $(40,000) for the three months ended September 30, 2004. The $(2,000) increase in loss form operations is due to a $(4,000) decrease in interest income, and a $(3,000) increase in asset management fees and other operating expenses, offset by a decrease of $5,000 in legal and accounting expenses.

Six Months Ended September 30, 2005 Compared to Six Months Ended September 30, 2004. The Partnership's net loss for the six months ended September 30, 2005 was $(185,000), reflecting an increase of $(29,000) from the net loss for the six months ended September 30, 2004 of $(156,000). The increase in net loss is primarily due to a $(16,000) increase in loss from operations from $(62,000) for the six months ended September 30, 2004 to $(78,000) for the six months ended September 30, 2005. Along with the increase in loss from operations there was also a $(13,000) increase in equity in losses of limited partnerships to $(107,000) for the six months ended September 30, 2005 from $(94,000) for the six months ended September 30, 2004, The increase in loss from operations is primarily due to a $(10,000) decrease in interest income along with a $(6,000) increase in operating expenses which are due to a $(10,000) increase in asset management fees offset by a $3,000 decrease in legal and accounting expenses and a $1,000 decrease in other operating expenses for the six months ended September 30, 2005.

Cash Flows

Six Months Ended September 30, 2005 Compared to Six Months Ended September 30, 2004. Net cash used for the six months ended September 30, 2005 was $(382,000), compared to the net cash used in the six months ended September 30, 2004 of $(3,106,000). The $2,724,000 decrease in net cash used is primarily due to a $2,756,000 decrease in cash used for investments in limited partnerships offset by a decrease of $(32,000) cash provided by financing activities.

The Partnership expects its future cash flows, together with its net available assets at September 30, 2005, to be sufficient to meet all currently foreseeable future cash requirements.

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

Changes in Internal Controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2005 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Date:  December 29, 2005




By:  /s/ Thomas J. Riha
     ------------------
Thomas J. Riha
Senior Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date: December 29, 2005