Form 10-Q
period 2005-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 10
filed 2006-02-21
CIK 1156815

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from           to
                                           -----------  -----------
                        Commission file number: 000-50837


                 WNC HOUSING TAX CREDIT FUND VI, L.P., Series 10

                  California                           33-0974362
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
Yes        No    X
   --------  ---------
Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes        No    X
   --------  ---------

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)


                               INDEX TO FORM 10-Q

                For the Quarterly Period Ended December 31, 2005


PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

             Balance Sheets
              December 31, 2005 and March 31, 2005.............................3

             Statements of Operations
              For the Three and Nine Months Ended December 31, 2005 and 2004...4

             Statement of Partners' Equity (Deficit)
              For the Nine Months Ended December 31, 2005 .....................5

             Statements of Cash Flows
              For the Nine Months Ended December 31, 2005 and 2004.............6

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

     Item 2. Changes in Securities and Use of Proceeds........................16

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

     Item 5. Other Information................................................16

     Item 6. Exhibits.........................................................17

     Signatures...............................................................18

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                            December 31, 2005            March 31, 2005
                                                         ------------------------    ------------------------
                                                               (unaudited)                 (unaudited)
ASSETS
Cash and cash equivalents                              $                409,046    $                 913,526
Investments in limited partnerships, net (Notes
      2 and 3)                                                       10,456,707                   10,678,095
Other assets                                                              6,300                        6,300
                                                         ------------------------    ------------------------
                                                       $             10,872,053    $              11,597,921
                                                         ========================    ========================
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Liabilities:
   Accrued fees and expenses due to
      General Partner and affiliates (Note 3)          $                158,865    $                  98,701
   Payables to limited partnerships (Note 4)                            120,272                      633,165
                                                         ------------------------    ------------------------
     Total liabilities                                                  279,137                      731,866
                                                         ------------------------    ------------------------
Partners' equity (deficit):
   General Partner                                                         (751)                        (478)
   Limited Partners (25,000 units authorized
    13,153 units issued and outstanding at
    December 31, 2005)                                               10,593,667                   10,866,533
                                                         ------------------------    ------------------------
     Total partners' equity                                          10,592,916                   10,866,055
                                                         ------------------------    ------------------------
                                                       $             10,872,053    $              11,597,921
                                                         ========================    ========================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)


                            STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended December 31, 2005 and 2004
                                   (unaudited)

                                                         2005                                     2004
                                          ------------------------------------     ------------------------------------
                                            Three Months        Nine Months         Three Months        Nine Months
                                          -----------------    ---------------     ---------------    -----------------
    Interest income                     $            3,399   $         11,601     $         3,956   $           22,636
    Reporting fee income                             1,000              1,000                   -                    -
                                          -----------------    ---------------     ---------------    -----------------
        Total income                                 4,399             12,601               3,956               22,636
                                          -----------------    ---------------     ---------------    -----------------
    Operating expenses:
      Amortization (Note 2)                         10,474             31,422              10,474               31,422
      Asset management fees (Note 3)                22,975             68,925              23,324               59,128
      Legal and accounting                           2,634             17,214              17,550               35,463
      Other                                            463              5,610               4,282               10,779
                                          -----------------    ---------------     ---------------    -----------------
        Total operating expenses                    36,546            123,171              55,630              136,792
                                          -----------------    ---------------     ---------------    -----------------
    Loss from operations                           (32,147)          (110,570)            (51,674)            (114,156)

    Equity in losses from
     limited partnerships (Note 2)                 (55,875)          (162,569)            (34,735)            (128,150)
                                          -----------------    ---------------     ---------------    -----------------
    Net loss                            $          (88,022)  $       (273,139)    $       (86,409)  $         (242,306)
                                          =================    ===============     ===============    =================
    Net loss allocated to:
      General Partner                   $              (88)  $           (273)    $           (86)  $             (242)
                                          =================    ===============     ===============    =================
      Limited Partners                  $          (87,934)  $       (272,866)    $       (86,323)  $         (242,064)
                                          =================    ===============     ===============    =================
    Net loss per limited partner unit   $               (7)  $            (21)    $            (7)  $              (18)
                                          =================    ===============     ===============    =================
    Outstanding weighted limited
    partner units                                   13,153             13,153              13,153               13,153
                                          =================    ===============     ===============    =================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Nine Months Ended December 31, 2005
                                   (unaudited)

                                                          General               Limited
                                                          Partner              Partners                 Total
                                                       ---------------      ----------------      ------------------
Partners' equity (deficit) at March 31, 2005         $          (478)      $     10,866,533      $       10,866,055

Net Loss                                                        (273)              (272,866)               (273,139)
                                                       ---------------      ----------------      ------------------
Partners' equity (deficit) at December 31, 2005      $          (751)      $     10,593,667      $       10,592,916
                                                       ===============      ================      ==================

                 See accompanying notes to financial statements
                                        5

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS
              For the Nine Months Ended December 31, 2005 and 2004
                                   (unaudited)

                                                                                     2005                  2004
                                                                               ------------------     ----------------
    Cash flows from operating activities:
      Net loss                                                               $         (273,139)    $       (242,306)
        Adjustments to reconcile net loss to net
            Cash used by operating activities:
            Amortization                                                                 31,422               31,422
            Equity in losses from limited partnerships                                  162,569              128,150
            Change in interest receivable                                                     -                  108
            Change in accrued fees and expense due to
              General Partner and affiliates                                             60,164               45,378
                                                                               ------------------     ----------------
                 Net cash used in  operating activities                                 (18,984)             (37,248)
                                                                               ------------------     ----------------
    Cash flows from investing activities:

         Investments in lower tier partnerships, net                                   (486,996)          (4,901,664)
         Distributions received from limited partnerships                                 1,500                    -
                                                                               ------------------     ----------------
                Net cash used in investing activities                                  (485,496)          (4,901,664)
                                                                               ------------------     ----------------
     Cash flows from financing activities
       Sales of limited partner units, net of contributions
           receivable and subscriptions receivable                                            -               35,815
       Offering expenses                                                                      -               (3,500)
                                                                               ------------------     ----------------

                 Net cash provided by financing activities                                    -               32,315
                                                                               ------------------     ----------------

    Net decrease in cash and cash equivalents                                          (504,480)          (4,906,597)

    Cash and cash equivalents, beginning of period                                      913,526            6,649,763
                                                                               ------------------     ----------------
    Cash and cash equivalents, end of period                                 $          409,046     $      1,743,166
                                                                               ==================     ================

    SUPPLEMENTAL DISCLOSURE OF
    CASH FLOW INFORMATION

    Taxes paid                                                               $                -     $              -
                                                                               ==================     ================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                For the Quarterly Period Ended December 31, 2005
                                   (unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------
General
-------
The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Partnership's report on Form 10-K for the fiscal year ended March 31, 2005.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2005
                                   (unaudited)

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

The Partnership has invested in six of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low Income Housing Tax Credits, a fractional recapture of prior Low Income Housing Tax Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or a non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Tax Credits and recapture of Low Income Housing Tax Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2005
                                   (unaudited)

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

Equity in losses of Limited Partnerships for the periods ended December 31, 2005 and 2004 have been recorded by the Partnership based on nine months of reported results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 2). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Distributions received by Limited Partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2005
                                   (unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT  ACCOUNTING POLICIES, continued
--------------------------------------------------------------------------------
Offering Expenses
-----------------
Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with the selling of limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 13%, (excluding selling commissions and dealer manager fees) of the total offering proceeds. Offering expenses will be reflected as a reduction of limited partners' capital and amounted to $1,676,160 as of December 31, 2005.

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

Cash and Cash Equivalents
-------------------------
The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of December 31, 2005 and March 31, 2005, the Partnership had no cash equivalents.

Concentration of Credit Risk
----------------------------
At December 31, 2005, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum. The Partnership believes that it is not exposed to any significant risks on cash.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2005
                                   (unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT  ACCOUNTING POLICIES, continued
--------------------------------------------------------------------------------
Income Taxes
------------
No provision for income taxes has been recorded in the accompanying financial statements as any liability and/or benefits for income taxes as income taxes flow to the partners of the Partnership and is their obligation and/or benefit. For income tax purposes the Partnership reports on a calendar year basis.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2005
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------
As of December 31, 2005, the Partnership has acquired limited partnership interests in six Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 312 apartment units. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.9%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                                  For the Nine Months         For the Year
                                                                         Ended                    Ended
                                                                   December 31, 2005         March 31, 2005
                                                                  ---------------------      ----------------
Investments in limited partnerships, beginning of period        $          10,678,095      $      6,425,082
Capital contributions paid, net                                                     -             3,912,947
Capital contributions payable                                                       -               633,165
Equity in losses of limited partnerships                                     (162,569)             (251,203)
Distributions received from limited partnerships                               (1,500)                    -
Amortization of capitalized acquisition fees and costs                        (29,595)              (39,460)
Amortization of capitalized warehouse interest and fees                        (1,827)               (2,436)
Tax credit adjustments                                                        (25,897)                    -
                                                                  ---------------------      ----------------
Investments in limited partnerships, end of period              $           10,456707      $     10,678,095
                                                                  =====================      ================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2005
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS - continued
--------------------------------------------------------
Selected financial information for the nine months ended December 31, 2005 and 2004 from the unaudited combined condensed financial statements of the limited partnerships in which the partnership has invested is as follows:


                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                        2005                           2004
                                                                ---------------------           --------------------
               Revenues                                       $             646,000           $            359,000
                                                                ---------------------           --------------------
               Expenses
                 Interest expense                                            84,000                         21,000
                 Depreciation & amortization                                227,000                        140,000
                 Operating expenses                                         499,000                        326,000
                                                                ---------------------           --------------------
                   Total expenses                                           810,000                        487,000
                                                                ---------------------           --------------------

               Net loss                                       $            (164,000)          $           (128,000)
                                                                =====================           ====================
               Net loss allocable to the Partnership
                                                              $            (163,000)          $           (128,000)
                                                                =====================           ====================
               Net loss recorded by the Partnership           $            (163,000)          $           (128,000)
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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------
The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of December 31, 2005, the Partnership had incurred acquisition fees of $920,710. Accumulated amortization of these capitalized costs were $71,020 and $40,328 as of December 31, 2005 and 2004, respectively.

(b) Acquisition costs of 2% of the gross proceeds from the sale of Units as full reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. As of December 31, 2005, the Partnership had incurred acquisition costs of $263,060. Accumulated amortization of these capitalized costs were $20,336 and $11,568 as of December 31, 2005 and 2004, respectively.

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2005
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS-continued
---------------------------------------------
(c) A non-accountable organization and offering expense reimbursement equal to 4% of the gross proceeds from the sale of the Units, a dealer manager fee equal to 2% of the gross proceeds from the sale of the Units, and reimbursement for retail selling commissions advanced by the General Partner or affiliates on behalf of the Partnership. This reimbursement plus all other organizational and offering expenses, inclusive of the non-accountable organization and offering expense reimbursement, and the dealer manager fees, are not to exceed 13% of the gross proceeds from the sale of the Units. As of December 31, 2005, the Partnership had incurred non-accountable organization and offering expense reimbursements of $1,676,160.

(d) An annual asset management fee not to exceed 0.5% of the invested assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the housing complexes) of the Local Limited Partnerships. Asset management fees of $68,925 and $59,128 were incurred during the nine months ended December 31, 2005 and 2004, respectively. The partnership paid the General Partner and/or their affiliates $15,000 of those fees during the nine months ended December 31, 2005 and 2004.

(e) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

(f) An affiliate of the general partner provided financing to pay for capital contributions prior to the time that the limited partners' capital contributions were received. As of December 31, 2005, the partnership incurred interest of $73,075, which was capitalized as warehouse interest and fees. Accumulated amortization of these capitalized costs were $6,090 and $3,654 as of December 31, 2005 and 2004, respectively.

(g) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $25,741 and $44,897 during the nine months ended December 31, 2005 and 2004, respectively.

The accrued fees and expenses due to the General Partner and affiliates consisted of the following:

                                                                 December 31, 2005              March 31, 2005
                                                                ---------------------       ---------------------
       Reimbursement  for  expenses  paid  by  the  General
       Partner and/or affiliates                             $                15,437     $                 9,157
       Asset management fee payable                                          143,428                      89,544
                                                                ---------------------       ---------------------
                                                             $               158,865     $                98,701
                                                                =====================       =====================

NOTE 4 - PAYABLES TO LIMITED PARTNERSHIPS
-----------------------------------------
Payables to Limited Partnerships amounting to $120,272 and $633,165 at December 31, 2005 and March 31, 2005, respectively, represents amounts, which are due at various times based on conditions specified in the respective limited partnership agreements. These contributions are payable in installments and are generally due upon the limited partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment).

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2005 and 2004, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2005 consisted primarily of $409,000 in cash and aggregate investments in the nine Local Limited Partnerships of $10,457,000. Liabilities at December 31, 2005 primarily consisted of $120,000 due to limited partnerships and $159,000 in advances and other payables due to the General Partner and/or its affiliates.

Results of Operations

Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004. The Partnership's net loss for the three months ended December 31, 2005 was $(88,000), reflecting a $(2,000) increase from the net loss for the three months ended December 31, 2004 of $(86,000). The increase in net loss is due to an increase of $(21,000) in equity in loss from Limited Partnerships to $(56,000) for the three months ended December 31, 2005 from $(35,000) for the three months ended December 31, 2004, due to properties becoming fully operational during 2005. The increase in equity in losses from Limited Partnerships was offset by a $19,000 decrease in loss from operations to $(32,000) for the three months ended December 31, 2005 from $(51,000) for the three months ended December 31, 2004. The decrease in loss from operations is due to a $15,000 decrease in legal and accounting expenses, along with a $4,000 decrease in other operating expenses.

Nine Months Ended December 31, 2005 Compared to Nine Months Ended December 31, 2004. The Partnership's net loss for the nine months ended December 31, 2005 was $(273,000), reflecting an increase of $(31,000) from the net loss for the nine months ended December 31, 2004 of $(242,000). The increase in net loss is due to an increase of $(34,000) in equity in losses from Limited Partnerships, due to properties becoming fully operational during 2005. The increase in equity in losses from Limited Partnerships was offset by a decrease of $3,000 in loss from operations, which consisted of a $5,000 decrease in other operating expenses, a $18,000 decrease in legal and accounting expenses which were offset by a $(10,000) increase in asset management fees, an $(11,000) decrease in interest income and a $1,000 increase in reporting fee income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Cash Flows

Nine Months Ended December 31, 2005 Compared to Nine Months Ended December 31, 2004. Net cash used for the nine months ended December 31, 2005 was $(504,000), compared to the net cash used in the nine months ended December 31, 2004 of $(4,907,000). The $4,402,000 decrease in net cash used is primarily due to a $4,416,000 decrease in cash used for investments in limited partnerships, due to the fact that during 2004 properties were being acquired and the majority of capital contributions to the Limited Partnerships were being made during 2004. Along with the cash used in investing activities there was an $18,000 decrease in cash used in operating activities primarily due to a $15,000 increase in accrued fees and expenses due to General partner and affiliates. Those decrease in cash used was offset by a decrease in cash provided by financing activities of $(32,000), primarily due to the $(36,000) decrease in collection of contributions receivable offset by a $4,000 decrease in offering expenses being paid during the nine months ended December 31, 2004 compared to the nine months ended December 31, 2005.

The Partnership expects its future cash flows, together with its net available assets at December 31, 2005, to be sufficient to meet all currently foreseeable future cash requirements.

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

Changes in Internal Controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2005 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Date: February 17, 2006




By:  /s/ Thomas J. Riha
     ------------------
Thomas J. Riha
Senior Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date: February 17, 2006