Form 10-K
period 2006-03-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 10
filed 2011-05-27
CIK 1156815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 (Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March, 31, 2005
For the fiscal year ended March, 31, 2006
For the fiscal year ended March, 31, 2007
For the fiscal year ended March, 31, 2008
For the fiscal year ended March, 31, 2009
For the fiscal year ended March, 31, 2010

OR

*      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number:  000-50837

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 10
(Exact name of registrant as specified in its charter)

California	33-0974362
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

17782 Sky Park Circle,	92614-6404
Irvine, CA	(zip code)
(Address of principal executive offices)

    (714) 662-5565
    (Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to section 12(g) of the Act:

UNITS OF LIMITED PARTNERSHIP INTEREST
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes_____ No___X__

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes_____ No___X__

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_____ No___X__

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes_____ No___X__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer___ Accelerated filer___ Non-accelerated filer___X__ Smaller reporting company_____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes____ No__X__

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

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

NONE

PART I.

Item 1.  Business

Organization

WNC Housing Tax Credit Fund VI, L.P., Series 10 (the “Partnership”) is a California Limited Partnership formed under the laws of the State of California on July 17, 2001 and commenced operations on February 28, 2003.  The Partnership was formed to acquire limited partnership interests in other limited partnerships ("Local Limited Partnerships") which own multi-family housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits”).  The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex. Each Local Limited Partnership is governed by its agreement of limited partnership (the “Local Limited Partnership Agreement”).

The general partner of the Partnership is WNC & Associates, Inc. (“Associates” or the “General Partner”). The chairman and the president of Associates owns all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through the General Partner, as the Partnership has no employees of its own.

Pursuant to a supplement dated February 28, 2003 to the prospectus of the Partnership dated November 14, 2001, on March 6, 2003,  the Partnership commenced a public offering of 25,000 Units of Limited Partnership Interest ("Partnership Units") at a price of $1,000 per Partnership Unit. As of the close of the public offering, a total of 13,153 Partnership Units representing $13,119,270, net of dealer discounts of $31,220 and volume discounts of $2,510, had been sold.  Holders of Partnership Units are referred to herein as “Limited Partners”.

The Partnership shall continue in full force and effect until December 31, 2062 unless terminated prior to that date pursuant to the Partnership Agreement (as defined below) or law.

Description of Business

The Partnership's principal business objective is to provide its Limited Partners with Low Income Housing Tax Credits.  The Partnership's principal business therefore consists of investing as a limited partner or non-managing member in Local Limited Partnerships each of which will own and operate a Housing Complex which will qualify for the Low Income Housing Tax Credits.  In general, under Section 42 of the Internal Revenue Code, an owner of low income housing can receive the Low Income Housing Tax Credits to be used to reduce Federal taxes otherwise due in each year of a ten-year credit period. Each Housing Complex is subject to a 15-year compliance period (the “Compliance Period”), and under state law may have to be maintained as low income housing for 30 or more years.

As a consequence of the provisions of tax law in effect for dispositions of buildings prior to August 2008, in order to avoid recapture of Low Income Housing Credits, the Partnership expected that it would not dispose of its interests in Local Limited Partnerships (“Local Limited Partnership Interests”) or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. That provision of law was amended in 2008 (i) to provide that there would be no recapture on sale of a Low Income Housing Tax Credit building during the Compliance Period if it were reasonable to expect at the time of sale that the building would continue to be operated as qualified low income housing (see “Exit Strategy” below) and (ii) to eliminate the possibility of posting a bond against potential recapture.  The Partnership is not seeking to sell its Local Limited Partnership Interests.  And, because of (i) the nature of the Housing Complexes and the Local Limited Partnership Interests, (ii) the difficulty of predicting the resale market for low-income housing, (iii) the current economy, and (iv) the ability of lenders to disapprove of transfer, it is not possible at this time to predict when the liquidation of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership dated July 17, 2001 (the "Partnership Agreement"), would occur.  Furthermore, the recent codification of the economic substance doctrine as part of 2010 legislation has created some uncertainty about the deductibility of losses from low income housing that is not generating Low Income Housing Tax Credits, and this could have an adverse effect on the resale market for Housing Complexes and Local Limited Partnership Interests.  Until a Local Limited Partnership Interest or the related Housing Complex is sold, it is anticipated that the Local General Partner would continue to operate such Housing Complex.  Notwithstanding the preceding, circumstances beyond the control of the General Partner or the Local General Partners may occur during the ten-year credit delivery period and/or the Compliance Period, which would require the Partnership to approve the disposition of a Housing Complex prior to the end thereof, possibly resulting in recapture of Low Income Housing Tax Credits.

The Partnership invested in six Local Limited Partnerships, none of which have been sold or otherwise disposed of as of March 31, 2010, 2009, 2008, 2007, 2006, 2005 and 2004.  Each of these Local Limited Partnerships owns a single Housing Complex that is eligible for the Low Income Housing Tax Credits.  Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

Exit Strategy

The Compliance Period for a Housing Complex is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits.  The initial programs have completed their Compliance Periods.

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits.  A sale prior to the end of the Compliance Period must satisfy the “reasonable belief” test outlined above to avoid recapture.

The following table reflects the end of the ten-year credit delivery period and the Compliance Period of each Housing Complex:

Local Limited Partnership Name	Expected last year of credit delivery	15-year Compliance Period
Catoosa Senior Village, L.P.	2013	2017
FDI-Green Manor 2003, Ltd.	2014	2018
FDI-Pine Meadows 2003, Ltd.	2014	2018
Humboldt Village, L.P.	2014	2018
Melodie Meadows Associates, Ltd.	2013	2017
Starlight Place, L.P.	2015	2019

With that in mind, the General Partner is continuing its review of the Housing Complexes.  The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available.  Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2010.

The proceeds from the disposition of any of the Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement.  Any remaining proceeds will then be paid to the partners of the Local Limited Partnership, including the Partnership, in accordance with the terms of the particular Local Limited Partnership Agreement. The sale of a Housing Complex may be subject to other restrictions and obligations.  Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex.  Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership, as the proceeds first would be used to pay Partnership obligations and funding of reserves.

Item 1A.  Risk Factors

Set forth below are the risks the Partnership believes are the most significant to the Limited Partners.  The Partnership and the Local Limited Partnerships operate in a continually changing business environment and, therefore, new risks emerge from time to time.  This section contains some forward-looking statements.  For an explanation of the qualifications and limitations on forward-looking statements, see Item 7.

(a)           Risks arising from the Internal Revenue Code rules governing Low Income Housing Tax Credits

Low Income Housing Tax Credits might not be available.  If a Housing Complex does not satisfy the requirements of Internal Revenue Code Section 42, then the Housing Complex will not be eligible for Low Income Housing Tax Credits.

Low Income Housing Tax Credits might be less than anticipated.  The Local General Partners calculate the amount of the Low Income Housing Tax Credits.  No opinion of counsel will cover the calculation of the amount of Low Income Housing Tax Credits.  The IRS could challenge the amount of the Low Income Housing Tax Credits claimed for any Housing Complex under any of a number of provisions set forth in Internal Revenue Code Section 42.  A successful challenge by the IRS would decrease the amount of the Low Income Housing Tax Credits from the amount paid for by the Partnership.

Unless a bond is posted or a Treasury Direct Account is established, Low Income Housing Tax Credits may be recaptured if Housing Complexes are not owned and operated for 15 years.  Housing Complexes must comply with Internal Revenue Code Section 42 for the 15-year Compliance Period.  Low Income Housing Tax Credits will be recaptured with interest to the extent that a Housing Complex is not rented as low income housing or in some other way does not satisfy the requirements of Internal Revenue Code Section 42 during the Compliance Period.  For example, unless a bond is posted or a Treasury Direct Account is established, recapture with interest would occur if:

•	a Local Limited Partnership disposed of its interest in a Housing Complex during the Compliance Period, or
•	the Partnership disposed of its interest in a Local Limited Partnership during the Compliance Period.

For these purposes, disposition includes transfer by way of foreclosure.

It will be up to the Partnership to determine whether to post a bond.  There is no obligation under the agreements with the Local Limited Partnerships that the Local Limited Partnerships must do so.

There can be no assurance that recapture will not occur.  If it does, recapture will be a portion of all Low Income Housing Tax Credits taken in prior years for that Housing Complex, plus interest.  During the first 11 years of the Compliance Period, non-compliance results in one-third of the Low Income Housing Tax Credits up to that point for the particular Housing Complex being recaptured, plus interest.  Between years 12 and 15, the recapture is phased out ratably.

Sales of Housing Complexes after 15 years are subject to limitations which may impact a Local Limited Partnership’s ability to sell its Housing Complex.  Each Local Limited Partnership executes an extended low income housing commitment with the state in which the Housing Complex is located.  The extended low income housing commitment states the number of years that the Local Limited Partnership and any subsequent owners must rent the Housing Complex as low income housing.  Under Federal law, the commitment must be for at least 30 years.  The commitment, actually agreed to, may be significantly longer than 30 years.  In prioritizing applicants for Low Income Housing Tax Credits, most states give additional points for commitment periods in excess of 30 years.  On any sale of the Housing Complex during the commitment period, the purchaser would have to agree to continue to rent the Housing Complex as low income housing for the duration of the commitment period.  This requirement reduces the potential market, and possibly the sales price, for the Housing Complexes.  The sale of a Housing Complex may be subject to other restrictions.  For example, Federal lenders or subsidizers may have the right to approve or disapprove a purchase of a Housing Complex.  Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex.  Even if it does so, there can be no assurance that any amount of cash will be distributed to the Limited Partners.  The Partnership would first use sale proceeds to pay obligations of the Partnership.  As a result, a material portion of the Low Income Housing Tax Credits may represent a return of the money originally invested in the Partnership.

As part of the recently enacted health care legislation, Congress has codified the economic substance doctrine. Because of its recent enactment, the full reach of this provision is unclear.  Inasmuch as Housing Complexes might offer no benefit to a purchaser other than tax benefits, it is possible that the economic substance doctrine could be interpreted to limit deduction of tax losses from Housing Complexes, which would be expected to have a significant adverse effect on the sale value of the Housing Complexes and the Local Limited Partnership Interests.

Limited Partners can only use Low Income Housing Tax Credits in limited amounts.  The ability of an individual or other non-corporate Limited Partner to claim Low Income Housing Tax Credits on his individual tax return is limited. For example, an individual Limited Partner can use Low Income Housing Tax Credits to reduce his tax liability on:

•	an unlimited amount of passive income, which is income from entities such as the Partnership, and
•	$25,000 in income from other sources.

However, the use of Low Income Housing Tax Credits by an individual against these types of income is subject to ordering rules, which may further limit the use of Low Income Housing Tax Credits.  Some corporate Limited Partners are subject to similar and other limitations. They include corporations which provide personal services, and corporations which are owned by five or fewer shareholders.

Any portion of a Low Income Housing Tax Credit which is allowed to a Limited Partner under such rules is then aggregated with all of the Limited Partner’s other business credits.  The aggregate is then subject to the general limitation on all business credits.  That limitation provides that a Limited Partner can use business credits to offset the Limited Partner’s annual tax liability equal to $25,000 plus 75% of the Limited Partner’s tax liability in excess of $25,000. However, business credits may not be used to offset any alternative minimum tax.  All of these concepts are extremely complicated.

(b)           Risks related to investment in Local Limited Partnerships and Housing Complexes

Because the Partnership has few investments, each investment will have a great impact on the Partnership’s results of operations.  Any single Housing Complex experiencing poor operating performance, impairment of value or recapture of Low Income Housing Tax Credits will have a significant impact upon the Partnership as a whole.

The failure to pay mortgage debt could result in a forced sale of a Housing Complex. Each Local Limited Partnership leverages the Partnership’s investment therein by incurring mortgage debt.  A Local Limited Partnership’s revenues could be less than its debt payments and taxes and other operating costs.  If so, the Local Limited Partnership would have to use working capital reserves, seek additional funds, or suffer a forced sale of its Housing Complex, which could include a foreclosure.  The same results could occur if government subsidies ceased.  Foreclosure would result in a loss of the Partnership’s capital invested in the Housing Complex.  Foreclosure could also result in a recapture of Low Income Housing Tax Credits, and a loss of Low Income Housing Tax Credits for the year in which the foreclosure occurs. If the Housing Complex is highly-leveraged, a relatively slight decrease in the rental revenues could adversely affect the Local Limited Partnership’s ability to pay its debt service requirements. Mortgage debt may be repayable in a self-amortizing series of equal installments or with a large balloon final payment.  Balloon payments maturing prior to the end of the anticipated holding period for the Housing Complex create the risk of a forced sale if the debt cannot be refinanced. There can be no assurance that additional funds will be available to any Local Limited Partnership if needed on acceptable terms or at all.

The Partnership does not control the Local Limited Partnerships and must rely on the Local General Partners. The Local General Partners will make all management decisions for the Local Limited Partnerships and the Housing Complexes.  The Partnership has very limited rights with respect to management of the Local Limited Partnerships. The Partnership will not be able to exercise any control with respect to Local Limited Partnership business decisions and operations. Consequently, the success of the Partnership will depend on the abilities of the Local General Partners.

Housing Complexes subsidized by other government programs are subject to additional rules which may make it difficult to operate and sell Housing Complexes.  Some or all of the Housing Complexes receive or may receive government financing or operating subsidies in addition to Low Income Housing Tax Credits.  The following are risks associated with some such subsidy programs:

•
Obtaining tenants for the Housing Complexes.  Government regulations limit the types of people who can rent subsidized housing. These regulations may make it more difficult to rent the residential units in the Housing Complexes.

•	Obtaining rent increases. In many cases rents can only be increased with the prior approval of the subsidizing agency.
•
Limitations on cash distributions.  The amount of cash that may be distributed to owners of subsidized Housing Complexes is less than the amount that could be earned by the owners of non-subsidized Housing Complexes.

•
Limitations on sale or refinancing of the Housing Complexes.  A Local Limited Partnership may be unable to sell its Housing Complex or to refinance its mortgage loan without the prior approval of the lender. The lender may withhold such approval in the discretion of the lender. Approval may be subject to conditions, including the condition that the purchaser continues to operate the property as affordable housing for terms which could be as long as 30 years or more. In addition, any prepayment of a mortgage may result in the assessment of a prepayment penalty.

•
Limitations on transfers of interests in Local Limited Partnerships.  The Partnership may be unable to sell its interest in a Local Limited Partnership without the prior approval of the lender.  The lender may withhold such approval in the discretion of the lender.  Approval may be subject to conditions.

•
Limitations on removal and admission of Local General Partners.  The Partnership may be unable to remove a Local General Partner from a Local Limited Partnership except for cause, such as the violation of the rules of the lender or state allocating authority.  Regulations may prohibit the removal of a Local General Partner or permit removal only with the prior approval of the lender.  Regulations may also require approval of the admission of a successor Local General Partner even upon the death or other disability of a Local General Partner.

•
Limitations on subsidy payments. Subsidy payments may be fixed in amount and subject to annual legislative appropriations. The rental revenues of a Housing Complex, when combined with the maximum committed subsidy, may be insufficient to meet obligations. Congress or the state legislature, as the case may be, may fail to appropriate or increase the necessary subsidy.  In those events, the mortgage lender could foreclose on the Housing Complex unless a workout arrangement could be negotiated.

•	Possible changes in applicable regulations. Legislation may be enacted which adversely revises provisions of outstanding mortgage loans. Such legislation has been enacted in the past.
•
Limited Partners may not receive distributions if Housing Complexes are sold.  There is no assurance that Limited Partners will receive any cash distributions from the sale or refinancing of a Housing Complex.  The price at which a Housing Complex is sold may not be high enough to pay the mortgage and other expenses at the Local Limited Partnership and Partnerships levels which must be paid at such time.  If that happens, a Limited Partner’s return would be derived only from the Low Income Housing Tax Credits and tax losses.

Uninsured casualties could result in losses and recapture. There are casualties which are either uninsurable or not economically insurable.  These include earthquakes, floods, wars and losses relating to hazardous materials or environmental matters.  If a Housing Complex experienced an uninsured casualty, the Partnership could lose both its invested capital and anticipated profits in such property.  Even if the casualty were an insured loss, the Local Limited Partnership might be unable to rebuild the destroyed property.  A portion of prior tax credits could be recaptured and future tax credits could be lost if the Housing Complex were not restored within a reasonable period of time.  And liability judgments against the Local Limited Partnership could exceed available insurance proceeds or otherwise materially and adversely affect the Local Limited Partnership. The cost of liability and casualty insurance has increased in recent years.  Casualty insurance has become more difficult to obtain and may require large deductible amounts.

Housing Complexes without financing or operating subsidies may be unable to pay operating expenses. If a Local Limited Partnership were unable to pay operating expenses, one result could be a forced sale of its Housing Complex.  If a forced sale occurs during the Compliance Period of a Housing Complex, a partial recapture of Low Income Housing Tax Credits could occur. In this regard, some of the Local Limited Partnerships may own Housing Complexes which have no subsidies other than Low Income Housing Tax Credits.  Those Housing Complexes do not have the benefit of below-market-interest-rate financing or operating subsidies which often are important to the feasibility of low income housing.  Those Housing Complexes rely solely on rents to pay expenses. However, in order for any Housing Complex to be eligible for Low Income Housing Tax Credits, it must restrict the rent which may be charged to tenants.  Over time, the expenses of a Housing Complex will increase.  If a Local Limited Partnership cannot increase its rents, it may be unable to pay increased operating expenses.

The Partnership’s investment protection policies will be worthless if the net worth of the Local General Partners is not sufficient to satisfy their obligations.  There is a risk that the Local General Partners will be unable to perform their financial obligations to the Partnership.  The General Partner has not established a minimum net worth requirement for the Local General Partners.  Rather, each Local General Partner demonstrates a net worth which the General Partner believes is appropriate under the circumstances. The assets of the Local General Partners are likely to consist primarily of real estate holdings and similar assets. The fair market value of these types of assets is difficult to estimate. These types of assets cannot be readily liquidated to satisfy the financial guarantees and commitments which the Local General Partners make to the Partnership.  Moreover, other creditors may have claims on these assets. No escrow accounts or other security arrangements will be established to ensure performance of a Local General Partner’s obligations. The cost to enforce a Local General Partner’s obligations may be high. If a Local General Partner does not satisfy its obligations the Partnership may have no remedy, or the remedy may be limited to removing the Local General Partner as general partner of the Local Limited Partnership.

Fluctuating economic conditions can reduce the value of real estate. The Partnership’s principal business objective is providing its Limited Partners with Low Income Housing Tax Credits, not the generation of gains from the appreciation of real estate held by the Local Limited Partnerships.    In its financial statements, the Partnership has carried its investments in Local Limited Partnerships at values equal to or less than the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership of its interests in the Local Limited Partnerships.

Any investment in real estate is subject to risks from fluctuating economic conditions. These conditions can adversely affect the ability to realize a profit or even to recover invested capital. Among these conditions are:

•	the general and local job market,
•	the availability and cost of mortgage financing,
•	monetary inflation,
•	tax, environmental, land use and zoning policies,
•	the supply of and demand for similar properties,
•	neighborhood conditions,
•	the availability and cost of utilities and water.

For each of the years ended March 31, 2010, 2009, 2008, 2007, 2006, 2005 and 2004, a loss in value of an investment in a Local Limited Partnership, other than a temporary decline, is recorded by the Partnership in its financial statements as an impairment loss. Impairment is measured by comparing the Partnership’s carrying amount in the investment to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. For the years ended March 31, 2010, 2009, 2008, 2007, 2006, 2005 and 2004, impairment loss related to investments in Local Limited Partnerships was $919,953, $1,519,347, $372,414, $278,095, $0, $0 and $0, respectively.

 (c)           Tax risks other than those relating to tax credits

In addition to the risks pertaining specifically to Low Income Housing Tax Credits, there are other Federal income tax risks.  Additional Federal income tax risks associated with the ownership of Partnership Units and the operations of the Partnership and the Local Limited Partnerships include, but are not limited to, the following:

No opinion of counsel as to certain matters.  No legal opinion is obtained regarding matters:

•	the determination of which depends on future factual circumstances,
•	which are peculiar to individual Limited Partners, or
•	which are not customarily the subject of an opinion.

The more significant of these matters include:

•
allocating purchase price among components of a property, particularly as between buildings and fixtures, the cost of which is depreciable, and the underlying land, the cost of which is not depreciable,

•	characterizing expenses and payments made to or by the Partnership or a Local Limited Partnership,
•	identifying the portion of the costs of any Housing Complex which qualify for historic and other tax credits,
•
applying to any specific Limited Partner the limitation on the use of tax credits and tax losses.  Limited Partners must determine for themselves the extent to which they can use tax credits and tax losses, and

•
the application of the alternative minimum tax to any specific Limited Partner, or the calculation of the alternative minimum tax by any Limited Partner.  The alternative minimum tax could reduce the tax benefits from an investment in the Partnership.

There can be no assurance, therefore, that the IRS will not challenge some of the tax positions adopted by the Partnership.  The courts could sustain an IRS challenge.  An IRS challenge, if successful, could have a detrimental effect on the Partnership’s ability to realize its investment objectives.

Passive activity rules will limit deduction of the Partnership’s losses and impose tax on interest income.   The Internal Revenue Code imposes limits on the ability of most investors to claim losses from investments in real estate.  An individual may claim these so-called passive losses only as an offset to income from investments in real estate or rental activities.  An individual may not claim passive losses as an offset against other types of income, such as salaries, wages, dividends and interest.  These passive activity rules will restrict the ability of most Limited Partners to use losses from the Partnership as an offset of non-passive income.

The Partnership may earn interest income on its reserves and loans.  The passive activity rules generally will categorize interest as portfolio income, and not passive income. Passive losses cannot be used as an offset to portfolio income.  Consequently, a Limited Partner could pay tax liability on portfolio income from the Partnership.

At risk rules might limit deduction of the Partnership’s losses.  If a significant portion of the financing used to purchase Housing Complexes does not consist of qualified nonrecourse financing, the “at risk” rules will limit a Limited Partner’s ability to claim Partnership losses to the amount the Limited Partner invests in the Partnership.  The “at risk” rules of the Internal Revenue Code generally limit a Limited Partner’s ability to deduct Partnership losses to the sum of:

•	the amount of cash the Limited Partner invests in the Partnership, and
•	the Limited Partner’s share of Partnership qualified nonrecourse financing.

Qualified nonrecourse financing is non-convertible, nonrecourse debt which is borrowed from a government, or with exceptions, any person actively and regularly engaged in the business of lending money.

Tax liability on sale of a Housing Complex or Local Limited Partnership Interest may exceed the cash available from the sale.  When a Local Limited Partnership sells a Housing Complex it will recognize gain. Such gain is equal to the difference between:

•	the sales proceeds plus the amount of indebtedness secured by the Housing Complex, and
•	the adjusted basis for the Housing Complex. The adjusted basis for a Housing Complex is its original cost, plus capital expenditures, minus depreciation.

Similarly, when the Partnership sells an interest in a Local Limited Partnership the Partnership will recognize gain. Such gain is equal to the difference between:

•	the sales proceeds plus the Partnership’s share of the amount of indebtedness secured by the Housing Complex, and
•
the adjusted basis for the interest.  The adjusted basis for an interest in a Local Limited Partnership is the amount paid for the interest, plus income allocations and cash distributions, less loss allocations.

Accordingly, gain will be increased by the depreciation deductions taken during the holding period for the Housing Complex.  In some cases, a Limited Partner could have a tax liability from a sale greater than the cash distributed to the Limited Partner from the sale.

IRS could audit the returns of the Partnership, the Local Limited Partnerships or the Limited Partners. The IRS can audit the Partnership or a Local Limited Partnership at the entity level with regard to issues affecting the entity.  The IRS does not have to audit each Limited Partner in order to challenge a position taken by the Partnership or a Local Limited Partnership.  Similarly, only one judicial proceeding can be filed to contest an IRS determination.  A contest by the Partnership of any IRS determination might result in high legal fees.

An audit of the Partnership or a Local Limited Partnership also could result in an audit of a Limited Partner.  An audit of a Limited Partner’s tax returns could result in adjustments both to items that are related to the Partnership and to unrelated items.  The Limited Partner could then be required to file amended tax returns and pay additional tax plus interest and penalties.

A successful IRS challenge to tax allocations of the Partnership or a Local Limited Partnership would reduce the tax benefits of an investment in the Partnership.  Under the Internal Revenue Code, a partnership’s allocation of income, gains, deductions, losses and tax credits must have substantial economic effect.  Substantial economic effect is a highly-technical concept.  The fundamental principle is two-fold.  If a partner will benefit economically from an item of partnership income or gain, that item must be allocated to him so that he bears the correlative tax burden.  Conversely, if a partner will suffer economically from an item of partnership deduction or loss, that item must be allocated to him so that he bears the correlative tax benefit.  If a partnership’s allocations do not have substantial economic effect, then the partnership’s tax items are allocated in accordance with each partner’s interest in the partnership. The IRS might challenge the allocations made by the Partnership:

•	between the Limited Partners and the General Partner,
•	among the Limited Partners, or
•	between the Partnership and a Local General Partner.

If any allocations were successfully challenged, a greater share of the income or gain or a lesser share of the losses or tax credits might be allocated to the Limited Partners.  This would increase the tax liability or reduce the tax benefits to the Limited Partners.

Tax liabilities could arise in later years of the Partnership.  After a period of years following commencement of operations by a Local Limited Partnership, the Local Limited Partnership may generate profits rather than losses.  A Limited Partner would have tax liability on his share of such profits unless he could offset the income with:

•	unused passive losses from the Partnership or other investments, or
•	current passive losses from other investments.

In such circumstances, the Limited Partner would not receive a cash distribution from the Partnership with which to pay any tax liability.

IRS challenge to tax treatment of expenditures could reduce losses. The IRS may contend that fees and payments of the Partnership or a Local Limited Partnership:

•	should be deductible over a longer period of time or in a later year,
•	are excessive and may not be capitalized or deducted in full,
•	should be capitalized and not deducted, or
•	may not be included as part of the basis for computing tax credits.

Any such contention by the IRS could adversely impact, among other things:

•	the eligible basis of a Housing Complex used to compute Low Income Housing Tax Credits,
•	the adjusted basis of a Housing Complex used to compute depreciation,
•	the correct deduction of fees,
•	the amortization of organization and offering expenses and start-up expenditures.

If the IRS were successful in any such contention, the anticipated Low Income Housing Tax Credits and losses of the Partnership would be reduced, perhaps substantially.

Changes in tax law might reduce the value of Low Income Housing Tax Credits. Although all Low Income Housing Tax Credits are allocated to a Housing Complex at commencement of the 10-year credit period, there can be no assurance that future legislation may not adversely affect an investment in the Partnership. For example, legislation could reduce or eliminate the value of Low Income Housing Tax Credits.  In this regard, before 1986, the principal tax benefit of an investment in low income housing was tax losses.  These tax losses generally were used to reduce an investor’s income from all sources on a dollar-for-dollar basis.  Investments in low income housing were made in reliance on the availability of such tax benefits.  However, tax legislation enacted in 1986 severely curtailed deduction of such losses.

New administrative or judicial interpretations of the law might reduce the value of Low Income Housing Tax Credits.  Many of the provisions of the Internal Revenue Code related to low income housing and real estate investments have not been interpreted by the IRS in regulations, rulings or public announcements, or by the courts.  In the future, these provisions may be interpreted or clarified by the IRS or the courts in a manner adverse to the Partnership or the Local Limited Partnerships.  The IRS constantly reviews the Federal tax rules, and can revise its interpretations of established concepts.  Any such revisions could reduce or eliminate tax benefits associated with an investment in the Partnership.

State income tax laws may adversely affect the Limited Partners.  A Limited Partner may be required to file income tax returns and be subject to tax and withholding in each state or local taxing jurisdiction in which: a Housing Complex is located, the Partnership or a Local Limited Partnership engages in business activities, or the Limited Partner is a resident.  Corporate Limited Partners may be required to pay state franchise taxes.

The tax treatment of particular items under state or local income tax laws may vary materially from the Federal income tax treatment of such items.  Nonetheless, many of the Federal income tax risks associated with an investment in the Partnership may also apply under state or local income tax law.  The Partnership may be required to withhold state taxes from distributions or income allocations to Limited Partners in some instances.

(d)           Risks related to the Partnership and the Partnership Agreement

The Partnership may be unable to timely provide financial reports to the Limited Partners which would adversely affect their ability to monitor Partnership operations.  Historically, the Partnership has been unable to timely file and provide investors with all of its required periodic reports.  In some instances, the delay has been substantial.  Each Local General Partner is required to retain independent public accountants and to report financial information to the Partnership in a timely manner.  There cannot be any assurance that the Local General Partners will satisfy these obligations.  If not, the Partnership would be unable to provide to the Limited Partners in a timely manner its financial statements and other reports.  That would impact the Limited Partners’ ability to monitor Partnership operations.  The Partnership’s failure to meet its filing requirements under the Securities Exchange Act of 1934 could reduce the liquidity for the Partnership Units due to the unavailability of public information concerning the Partnership.  The failure to file could also result in sanctions imposed by the SEC.  Any defense mounted by the Partnership in the face of such sanctions could entail legal and other fees, which would diminish cash reserves.

Lack of liquidity of investment.  There is no public market for the purchase and sale of Partnership Units, and it is unlikely that one will develop.  Accordingly, Limited Partners may not be able to sell their Partnership Units promptly or at a reasonable price.  Partnership Units should be considered as a long-term investment because the Partnership is unlikely to sell any Local Limited Partnership Interests for at least 15 years.  Partnership Units cannot be transferred to tax-exempt or foreign entities, or through a secondary market.  The General Partner can deny effectiveness of a transfer if necessary to avoid adverse tax consequences from the transfer.  The General Partner does not anticipate that any Partnership Units will be redeemed by the Partnership.

The Limited Partners will not control the Partnership and must rely totally on the General Partner.  The General Partner will make all management decisions for the Partnership.  Management decisions include exercising powers granted to the Partnership by a Local Limited Partnership.  Limited Partners have no right or power to take part in Partnership management.

Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority.  The Partnership Agreement grants to Limited Partners owning more than 50% of the Partnership Units the right to:

•	remove the General Partner and elect a replacement general partner,
•	amend the Partnership Agreement,
•	terminate the Partnership.

Accordingly, a majority-in-interest of the Limited Partners could cause any such events to occur, even if Limited Partners owning 49% of the Partnership Units opposed such action.

Limitations on liability of the General Partner to the Partnership.  The ability of Limited Partners to sue the General Partner and it affiliates is subject to limitations.  The Partnership Agreement limits the liability of the General Partner and it affiliates to the Limited Partners.  The General Partner and it affiliates will not be liable to the Limited Partners for acts and omissions: performed or omitted in good faith, and performed or omitted in a manner which the General Partner reasonably believed to be within the scope of its authority and in the best interest of the Limited Partners, provided such conduct did not constitute negligence or misconduct.

Therefore, Limited Partners may be less able to sue the General Partner and it affiliates than would be the case if such provisions were not included in the Partnership Agreement.

Associates and its affiliates are serving as the general partners of many other partnerships.  Depending on their corporate area of responsibility, the officers of Associates initially devote approximately 5% to 50% of their time to the Partnership.  These individuals spend significantly less time devoted to the Partnership after the investment of the Partnership’s capital in Local Limited Partnerships.

The interests of Limited Partners may conflict with the interests of the General Partner and it affiliates.  The General Partner and it affiliates are committed to the management of more than 100 other limited partnerships that have investments similar to those of the Partnership.  The General Partner and it affiliates receive substantial compensation from the Partnership. The General Partner decides how the Partnership’s investments in Housing Complexes are managed, and when the investments will be sold. The General Partner may face a conflict in these circumstances because the General Partner’s share of fees and cash distributions from the transaction may be more or less than their expected share of fees if a Housing Complex was not sold. The result of these conflicts could be that the General Partner may make investments which are less desirable, or on terms which are less favorable, to the Partnership than might otherwise be the case. The Partnership has not developed any formal process for resolving conflicts of interest. However, the General Partner is subject to a fiduciary duty to exercise good faith and integrity in handling the affairs of the Partnership, and that duty will govern its actions in all such matters. Furthermore, the manner in which the Partnership can operate and sell investments is subject to substantial restrictions as outlined in the Partnership Agreement.

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner.  These accrued payables increased by $82,000, $72,000, $74,000, $81,000, $73,000, $62,000 and $27,000 for the years ended March 31, 2010, 2009, 2008, 2007, 2006, 2005 and 2004, respectively.  The Partnership’s future contractual cash obligations consist of its obligations to pay future annual asset management fees and the payables due to the Local Limited Partnerships.  The future annual asset management fees will equal approximately $92,000 per year through the termination of the Partnership, which must occur no later than December 31, 2062.  Though the amounts payable to the General Partner and/or its affiliates are contractually  currently payable,  the Partnership  anticipates that the General Partner and/or its affiliates will not require the payment of these contractual  obligations until capital reserves are in excess of the aggregate of the existing  contractual  obligations  and anticipated future foreseeable  obligations of the Partnership.  The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Item 1B.  Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes.  The following table reflects the status of the six Housing Complexes as of the dates or for the periods indicated:

			As of March 31, 2010		As of December 31, 2009
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership

Catoosa Senior Village, L.P.	Calhoun, Georgia	BC Holdings, LLC	$ 1,997,000	$ 1,997,000	60	$ 2,663,000	$ 2,281,000

FDI-Green Manor 2003, Ltd.	Hempstead, Texas	Fieser Holding, Inc.	617,000	613,000	40	839,000	1,118,000

FDI-Pine Meadows 2003, Ltd.	Prairie View, Texas	Fieser Holdings, Inc.	668,000	668,000	59	906,000	1,045,000

Humboldt Village, L.P.	Winnemucca, Nevada	Humboldt Village, LLC	1,713,000	1,713,000	66	2,351,000	2,311,000

Melodie Meadows Associates, Ltd.	Glencoe, Alabama	Eagle Creek Partners	1,569,000	1,569,000	40	2,135,000	1,215,000

Starlight Place, L.P.	Americus, Georgia	BC Holdings, LLC	3,258,000	3,258,000	52	4,402,000	369,000

			$ 9,822,000	$ 9,818,000	317	$ 13,296,000	$ 8,339,000

(1)
Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10 year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period. Approximately 56% of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships and are no longer available to the Partnership’s Limited Partners.

	For the Year Ended December 31, 2009
Local Limited Partnership Name	Rental Income	Net Loss	Low Income Housing Tax Credits Allocated to Partnership

Catoosa Senior Village, L.P.	$ 271,000	$ (101,000)	99.97%

FDI-Green Manor 2003, Ltd	146,000	(44,000)	99.98%

FDI-Pine Meadows 2003, Ltd.	266,000	(1,000)	99.98%

Humboldt Village, L.P.	349,000	(81,000)	92.06%

Melodie Meadows Associates, Ltd.	140,000	(62,000)	99.98%

Starlight Place, L.P.	249,000	(106,000)	99.97%

	$1,421,000	$ (395,000)

			As of March 31, 2009		As of December 31, 2008
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership

Catoosa Senior Village, L.P.	Calhoun, Georgia	BC Holdings, LLC	$ 1,997,000	$ 1,997,000	60	$ 2,663,000	$ 2,297,000

FDI-Green Manor 2003, Ltd.	Hempstead, Texas	Fieser Holding, Inc.	617,000	613,000	40	839,000	1,132,000

FDI-Pine Meadows 2003, Ltd.	Prairie View, Texas	Fieser Holdings, Inc.	668,000	668,000	59	906,000	1,061,000

Humboldt Village, L.P.	Winnemucca, Nevada	Humboldt Village, LLC	1,713,000	1,713,000	66	2,351,000	2,332,000

Melodie Meadows Associates, Ltd.	Glencoe, Alabama	Eagle Creek Partners	1,569,000	1,569,000	40	2,135,000	1,216,000

Starlight Place, L.P.	Americus, Georgia	BC Holdings, LLC	3,258,000	3,258,000	52	4,402,000	371,000

			$ 9,822,000	$ 9,818,000	317	$ 13,296,000	$8,409,000

(1)
Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10 year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period. Approximately 46% of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships and are no longer available to the Partnership’s Limited Partners.

	For the Year Ended December 31, 2008
Local Limited Partnership Name	Rental Income	Net Loss	Low Income Housing Tax Credits Allocated to Partnership

Catoosa Senior Village, L.P.	$ 250,000	$ (119,000)	99,97%

FDI-Green Manor 2003, Ltd	161,000	(52,000)	99.98%

FDI-Pine Meadows 2003, Ltd.	238,000	(17,000)	99.98%

Humboldt Village, L.P.	362,000	(67,000)	92.06%

Melodie Meadows Associates, Ltd.	135,000	(62,000)	99.98%

Starlight Place, L.P.	236,000	(106,000)	99.97%

	$ 1,382,000	$ (423,000)

			As of March 31, 2008		As of December 31, 2007
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership

Catoosa Senior Village, L.P.	Calhoun, Georgia	BC Holdings, LLC	$ 1,997,000	$ 1,997,000	60	$ 2,663,000	$ 2,313,000

FDI-Green Manor 2003, Ltd.	Hempstead, Texas	Fieser Holding, Inc.	617,000	613,000	40	839,000	1,145,000

FDI-Pine Meadows 2003, Ltd.	Prairie View, Texas	Fieser Holdings, Inc.	668,000	668,000	59	906,000	1,075,000

Humboldt Village, L.P.	Winnemucca, Nevada	Humboldt Village, LLC	1,713,000	1,713,000	66	2,351,000	2,353,000

Melodie Meadows Associates, Ltd.	Glencoe, Alabama	Eagle Creek Partners	1,569,000	1,569,000	40	2,135,000	1,223,000

Starlight Place, L.P.	Americus, Georgia	BC Holdings, LLC	3,258,000	3,258,000	52	4,402,000	372,000

			$ 9,822,000	$ 9,818,000	317	$ 13,296,000	$ 8,481,000

(1)
Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10 year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period. Approximately 36% of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships and are no longer available to the Partnership’s Limited Partners.

	For the Year Ended December 31, 2007
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Low Income Housing Tax Credits Allocated to Partnership

Catoosa Senior Village, L.P.	$ 241,000	$ (103,000)	99.97%

FDI-Green Manor 2003, Ltd	137,000	(41,000)	99.98%

FDI-Pine Meadows 2003, Ltd.	258,000	12,000	99.98%

Humboldt Village, L.P.	360,000	(53,000)	92.06%

Melodie Meadows Associates, Ltd.	127,000	(78,000)	99.98%

Starlight Place, L.P.	230,000	(63,000)	99.97%

	$1,353,000	$(326,000)

			As of March 31, 2007		As of December 31, 2006
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership

Catoosa Senior Village, L.P.	Calhoun, Georgia	BC Holdings, LLC	$ 1,997,000	$ 1,997,000	60	$ 2,663,000	$ 2,331,000

FDI-Green Manor 2003, Ltd.	Hempstead, Texas	Fieser Holding, Inc.	617,000	613,000	40	839,000	1,158,000

FDI-Pine Meadows 2003, Ltd.	Prairie View, Texas	Fieser Holdings, Inc.	668,000	668,000	59	906,000	1,089,000

Humboldt Village, L.P.	Winnemucca, Nevada	Humboldt Village, LLC	1,713,000	1,713,000	66	2,351,000	2,376,000

Melodie Meadows Associates, Ltd.	Glencoe, Alabama	Eagle Creek Partners	1,569,000	1,569,000	40	2,135,000	1,227,000

Starlight Place, L.P.	Americus, Georgia	BC Holdings, LLC	3,258,000	3,258,000	52	4,402,000	374,000

			$ 9,822,000	$ 9,818,000	317	$ 13,296,000	$ 8,555,000

(1)
Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10 year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period. Approximately 26% of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships and are no longer available to the Partnership’s Limited Partners.

	For the Year Ended December 31, 2006
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Low Income Housing Tax Credits Allocated to Partnership

Catoosa Senior Village, L.P.	$ 233,000	$ (127,000)	99.97%

FDI-Green Manor 2003, Ltd	153,000	(12,000)	99.98%

FDI-Pine Meadows 2003, Ltd.	252,000	25,000	99.98%

Humboldt Village, L.P.	402,000	(9,000)	92.06%

Melodie Meadows Associates, Ltd.	122,000	(74,000)	99.98%

Starlight Place, L.P.	217,000	(133,000)	99.97%

	$ 1,379,000	$ (330,000)

			As of March 31, 2006		As of December 31, 2005
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership

Catoosa Senior Village, L.P.	Calhoun, Georgia	BC Holdings, LLC	$ 1,997,000	$ 1,997,000	60	$ 2,663,000	$ 2,349,000

FDI-Green Manor 2003, Ltd.	Hempstead, Texas	Fieser Holding, Inc.	617,000	534,000	40	839,000	1,169,000

FDI-Pine Meadows 2003, Ltd.	Prairie View, Texas	Fieser Holdings, Inc.	668,000	668,000	59	906,000	1,101,000

Humboldt Village, L.P.	Winnemucca, Nevada	Humboldt Village, LLC	1,713,000	1,713,000	66	2,351,000	2,396,000

Melodie Meadows Associates, Ltd.	Glencoe, Alabama	Eagle Creek Partners	1,569,000	1,569,000	40	2,135,000	1,231,000

Starlight Place, L.P.	Americus, Georgia	BC Holdings, LLC	3,258,000	3,258,000	52	4,402,000	375,000

			$ 9,822,000	$ 9,739,000	317	$ 13,296,000	$ 8,621,000

(1)
Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10 year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period. Approximately 16% of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships and are no longer available to the Partnership’s Limited Partners.

	For the Year Ended December 31, 2005
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Low Income Housing Tax Credits Allocated to Partnership

Catoosa Senior Village, L.P.	$ 218,000	$ (121,000)	99.97%

FDI-Green Manor 2003, Ltd	147,000	(49,000)	99.98%

FDI-Pine Meadows 2003, Ltd.	247,000	(29,000)	99.98%

Humboldt Village, L.P.	409,000	12,000	92.06%

Melodie Meadows Associates, Ltd.	121,000	(74,000)	99.98%

Starlight Place, L.P.	106,000	(94,000)	99.97%

	$ 1,248,000	$ (355,000)

			As of March 31, 2005		As of December 31, 2004
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership

Catoosa Senior Village, L.P.	Calhoun, Georgia	BC Holdings, LLC	$ 1,997,000	$ 1,997,000	60	$ 2,663,000	$ 2,366,000

FDI-Green Manor 2003, Ltd.	Hempstead, Texas	Fieser Holding, Inc.	617,000	408,000	40	839,000	1,179,000

FDI-Pine Meadows 2003, Ltd.	Prairie View, Texas	Fieser Holdings, Inc.	687,000	567,000	59	906,000	1,112,000

Humboldt Village, L.P.	Winnemucca, Nevada	Humboldt Village, LLC	1,739,000	1,579,000	66	2,351,000	2,414,000

Melodie Meadows Associates, Ltd.	Glencoe, Alabama	Eagle Creek Partners	1,569,000	1,569,000	40	2,135,000	1,244,000

Starlight Place, L.P.	Americus, Georgia	BC Holdings, LLC	3,258,000	3,114,000	52	4,402,000	-

			$ 9,867,000	$ 9,234,000	317	$ 13,296,000	$ 8,315,000

(1)
Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10 year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period. Approximately 7% of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships and are no longer available to the Partnership’s Limited Partners.

	For the Year Ended December 31, 2004
Local Limited Partnership Name	Rental Income	Net Loss	Low Income Housing Tax Credits Allocated to Partnership

Catoosa Senior Village, L.P.	$ 215,000	$ (115,000)	99.97%

FDI-Green Manor 2003, Ltd	82,000	(11,000)	99.98%

FDI-Pine Meadows 2003, Ltd.	126,000	(9,000)	99.98%

Humboldt Village, L.P.	199,000	(14,000)	92.06%

Melodie Meadows Associates, Ltd.	117,000	(66,000)	99.98%

Starlight Place, L.P.	*	*	99.97%

	$ 739,000	$ (215,000)

 * As of December 31, 2004 the Local Limited Partnership was under construction.

WNC Housing Tax Credit Fund VI, L.P., Series 10
March 31, 2010, 2009, 2008, 2007, 2006 and 2005
		Occupancy Rates As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2009	2008	2007	2006	2005	2004	2003	2002

Catoosa Senior Village, L.P.	Calhoun, Georgia	BC Holdings, LLC	90%	98%	93%	100%	97%	100%	100%	N/A

FDI-Green Manor 2003, Ltd.	Hempstead, Texas	Fieser Holding, Inc.	83%	100%	68%	93%	90%	90%	N/A	N/A

FDI-Pine Meadows 2003, Ltd.	Prairie View, Texas	Fieser Holdings, Inc.	90%	95%	95%	100%	95%	97%	N/A	N/A

Humboldt Village, L.P.	Winnemucca, Nevada	Humboldt Village, LLC	97%	92%	97%	97%	97%	89%	N/A	N/A

Melodie Meadows Associates, Ltd.	Glencoe, Alabama	Eagle Creek Partners	100%	100%	100%	100%	100%	98%	100%	N/A

Starlight Place, L.P.	Americus, Georgia	BC Holdings, LLC	100%	100%	98%	100%	96%	**	N/A	N/A

			93%	97%	93%	98%	96%	95%	100%	N/A

N/A - The Local Limited Partnership had not acquired its limited partnership interest in the Local Limited Partnership as of the respective year-end.

**As of the respective year-end the Local Limited Partnership was under construction.

Item 3.  Legal Proceedings

NONE

Item 4.  (Removed and Reserved)

PART II.

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5a.

a)
The Partnership Units are not traded on a public exchange but were sold through a public offering.  It is not anticipated that any public market will develop for the purchase and sale of any Partnership Units and none exists. Partnership Units can be assigned or otherwise transferred only if certain requirements in the Partnership Agreement are satisfied.

b)
At March 31, 2010, 2009, 2008, 2007, 2006 and 2005, there were 640, 639, 637, 636, 633 and 633 Limited Partners, respectively, and no assignees of Partnership Units who were not admitted as Limited Partners, respectively.

c)
The Partnership was not designed to provide operating cash distributions to Limited Partners.  It is possible that the Partnership could make distributions from sale proceeds, if the Partnership is able to sell its Local Limited Partnership Interests or Housing Complexes for more than the related closing costs and any then accrued obligations of the Partnership.  There can be no assurance in this regard.  Any distributions would be made in accordance with the terms of the Partnership Agreement.  For all periods presented there were no cash distributions to the Limited Partners.

d)	No securities are authorized for issuance by the Partnership under equity compensation plans.

e)	The Partnership does not issue common stock

f)	No unregistered securities were sold by the Partnership during the years ended March 31, 2010, 2009, 2008, 2007, 2006 and 2005.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	March 31,

	2010	2009	2008	2007	2006	2005	2004	2003

ASSETS
Cash	$234,454	$245,020	$261,019	$289,760	$395,940	$913,526	$6,649,763	$1,100
Interest receivable	-	-	-	-	-	-	108	-
Investments in Local Limited Partnerships, net	5,599,397	6,908,262	8,857,368	9,588,104	10,229,463	10,678,095	6,425,082	-
Other assets	6,300	6,300	6,300	6,300	6,300	6,300	-	-

Total Assets	$5,840,151	$7,159,582	$9,124,687	$9,884,164	$10,631,703	$11,597,921	$13,074,953	$1,100

LIABILITIES
Payables to Local Limited Partnerships	$4,233	$4,233	$4,233	$4,233	$83,318	$633,165	$1,822,497	$-
Accrued fees and expenses due to General Partner and affiliates	477,993	390,253	320,804	260,783	192,515	98,701	29,535	-

Total Liabilities	482,226	394,486	325,037	265,016	275,833	731,866	1,852,032	-

PARTNERS' EQUITY (DEFICIT)	5,357,925	6,765,096	8,799,650	9,619,148	10,355,870	10,866,055	11,222,921	1,100

Total Liabilities and Partners’ Equity (Deficit)	$5,840,151	$7,159,582	$9,124,687	$9,884,164	$10,631,703	$11,597,921	$13,074,953	$1,100

Selected results of operations, cash flows and other information for the Partnership are as follows:
	For the Years Ended March 31,
	2010	2009	2008	2007	2006	2005	2004	For the period from February 28, 2003 (date operations commenced) to March 31, 2003

Loss from operations (Note 1)	$(1,018,460)	$(1,618,917)	$(506,664)	$(422,037)	$(168,544)	$(164,754)	$(67,031)	$-
Equity in losses of Local Limited Partnerships	(388,912)	(417,148)	(321,968)	(329,048)	(356,838)	(251,203)	(128,146)	-
Interest income	201	1,511	9,134	14,363	15,197	26,776	6,203	-
Net loss	$(1,407,171)	$(2,034,554)	$(819,498)	$(736,722)	$(510,185)	$(389,181)	$(188,974)	$-

Net loss allocated to:
General Partner	$(1,407)	$(2,035)	$(819)	$(737)	$(510)	$(389)	$(189)	$-

Limited Partners	$(1,405,764)	$(2,032,519)	$(818,679)	$(735,985)	$(509,675)	$(388,792)	$(188,785)	$-

Net loss per Partnership Unit	$(106.88)	$(154.53)	$(62.24)	$(55.96)	$(38.75)	$(29.56)	$(22.97)	$-

Outstanding weighted Partnership Units	13,153	13,153	13,153	13,153	13,153	13,153	8,220	-

Note 1 - Loss from operations for the years ended March 31, 2010, 2009, 2008, 2007, 2006, 2005, and 2004 and for the period from February 28, 2003 (date operations commenced) to March 31, 2003, include a charge for impairment losses on investments in Local Limited Partnerships of  $919,953, $1,519,347, $372,414, $278,095, $0, $0, $0 and $0, respectively  (see Note 2 to the financial statements).

	For the Years Ended March 31,
	2010	2009	2008	2007	2006	2005	2004	For the period from February 28, 2003 (date operations commenced) to March 31, 2003

Net cash provided by (used in):

Operating activities	$(10,566)	$(20,696)	$(33,439)	$(27,095)	$(17,637)	$(33,108)	$(7,273)	$-
Investing activities	-	4,697	4,698	(79,085)	(499,949)	(5,735,444)	(4,754,859)	-
Financing activities	-	-	-	-	-	32,315	11,410,795	-

Net change in cash	(10,566)	(15,999)	(28,741)	(106,180)	(517,586)	(5,736,237)	6,648,663	-

Cash, beginning of period	245,020	261,019	289,760	395,940	913,526	6,649,763	1,100	1,100

Cash, end of period	$234,454	$245,020	$261,019	$289,760	$395,940	$913,526	$6,649,763	$1,100

Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

	2009	2008	2007	2006	2005	2004	2003	2002

Federal	$101	$101	$99	$102	$85	$54	$20	$-
State	-	-	-	-	-	-	-	-

Total	$101	$101	$99	$102	$85	$54	$20	$-

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

With the exception of the discussion regarding historical information, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other discussions elsewhere in this Form 10-K contain forward looking statements.  Such statements are based on current expectations subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied.  Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate.

Risks and uncertainties inherent in forward looking statements include, but are not limited to, the Partnership’s future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the Low Income Housing Tax Credits property market and the economy in general, changes in law rules and regulations, and legal proceedings.  Historical results are not necessarily indicative of the operating results for any future period.

Subsequent written and oral forward looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this Form 10-K and in other reports filed with the Securities and Exchange Commission.  The following discussion should be read in conjunction with the financial statements and the notes thereto included elsewhere in this filing.

Critical Accounting Policies and Certain Risks and Uncertainties

The Partnership believes that the following discussion addresses the Partnership’s most significant accounting policies, which are the most critical to aid in fully understanding and evaluating the Partnership’s reported financial results, and certain of the Partnership’s risks and uncertainties.

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

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable.  Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the product of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership.  If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments were capitalized as part of the investment account and were being amortized over 30 years. (See Notes 2 and 3 to the financial statements.)

“Equity in losses of Local Limited Partnerships” for each year ended March 31 has been recorded by the Partnership based on the twelve months of reported results provided by the Local Limited Partnerships for each year ended December 31. Equity in losses from the Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero.  For the year ended March 31, 2005, as soon as the investment balance reached zero, the related costs of acquiring the investment were written off and included with equity in losses. For the years ended March 31, 2010, 2009, 2008, 2007 and 2006, the intangibles were evaluated for impairment as discussed in footnote 1 of the financial statements.

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as distribution income.  If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

In accordance with the accounting guidance for the consolidation of variable interest entities, the Partnership determines when it should include the assets, liabilities, and activities of a variable interest entity (VIE) in its financial statements, and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected returns, or both. Based on this guidance, the Local Limited Partnerships in which the Partnership invests meet the definition of a VIE.  However, management does not consolidate the Partnership’s interests in these VIEs under this guidance, as it is not considered to be the primary beneficiary.  The Partnership currently records the amount of its investment in these partnerships as an asset on its balance sheet, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership’s balance in investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss.  The Partnership’s exposure to loss on these partnerships is mitigated by the condition and financial performance of the underlying properties as well as the strength of the local general partners and their guarantee against credit recapture.

Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns.  The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure.

Impact of Recent Accounting Pronouncements

In September 2006, the FASB issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions.  In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted GAAP for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance has no material impact on the Partnership’s financial statements.

In February 2007, the FASB issued accounting guidance for The Fair Value Option for Financial Assets and Financial Liabilities. This guidance permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It is effective for fiscal years beginning after November 15, 2007.  On April 1, 2008, the Partnership adopted GAAP for The Fair Value Option for Financial Assets and Financial Liabilities and elected not to apply the provisions to its eligible financial assets and financial liabilities on the date of adoption. Accordingly, the initial application of the guidance had no effect on the Partnership.

In November 2008, the FASB issued accounting guidance on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Partnership adopted the guidance for the interim quarterly period beginning April 1, 2009. The impact of adopting it does not have a material impact on the Partnership’s financial condition or results of operations.

In April 2009, the FASB issued accounting guidance for Interim Disclosures about Fair Value of Financial Instruments.  This requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  It became effective for as of and for the interim period ended June 30, 2009 and has no impact on the Partnership’s financial condition or results of operations.

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Partnership for the quarter ended June 30, 2009. The adoption did not have a significant impact on the subsequent events that the Partnership reports, either through recognition or disclosure, in the financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and therefore the Partnership did not include the disclosure in this Form 10-K.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modifies the consolidation model to one based on control and economics, and replaces the current quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 is not expected to have a material effect on the Partnership’s financial statements.

In June 2009, the FASB issued the Accounting Standards Codification (Codification).  Effective July 1, 2009, the Codification is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP.  The Codification is intended to reorganize, rather than change, existing GAAP.  Accordingly, all references to currently existing GAAP have been removed and have been replaced with plain English explanations of the Partnership’s accounting policies.  The adoption of the Codification did not have a material impact on the Partnership’s financial position or results of operations.

Certain Risks and Uncertainties

See Item 1A for a discussion of risks regarding the Partnership.

To date, certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies.  In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partners may be required to sustain the operations of such Local Limited Partnerships.  If additional capital contributions are not made when they are required, the Partnership’s investment in certain of such Local Limited Partnerships could be lost, and the loss and recapture of the related Low Income Housing Tax Credits could occur.

Financial Condition

For the year ended March 31, 2010

The Partnership’s assets at March 31, 2010 consisted of $234,000 in cash and cash equivalents, aggregate investments in 6 Local Limited Partnerships of $5,599,000 (See “Method of Accounting for Investments in Local Limited Partnerships”) and $6,000 of other assets.  Liabilities at March 31, 2010 consisted of $478,000 of accrued fees and expenses due to General Partner and affiliates, (See “Future Contractual Cash Obligations” below) and $4,000 of payables to Local Limited Partnerships.

For the year ended March 31, 2009

The Partnership’s assets at March 31, 2009 consisted of $245,000 in cash and cash equivalents, aggregate investments in 6 Local Limited Partnerships of $6,908,000 (See “Method of Accounting for Investments in Local Limited Partnerships”) and $6,000 of other assets.  Liabilities at March 31, 2009 consisted of $390,000 of accrued fees and expenses due to General Partner and affiliates, (See “Future Contractual Cash Obligations” below) and $4,000 of payables to Local Limited Partnerships.

For the year ended March 31, 2008

The Partnership’s assets at March 31, 2008 consisted of $261,000 in cash and cash equivalents, aggregate investments in 6 Local Limited Partnerships of $8,857,000 (See “Method of Accounting for Investments in Local Limited Partnerships”) and $6,000 of other assets.  Liabilities at March 31, 2008 consisted of $321,000 of accrued fees and expenses due to General Partner and affiliates, (See “Future Contractual Cash Obligations” below) and $4,000 of payables to Local Limited Partnerships.

For the year ended March 31, 2007

The Partnership’s assets at March 31, 2007 consisted of $290,000 in cash, aggregate investments in 6 Local Limited Partnerships of $9,588,000 (See “Method of Accounting for Investments in Local Limited Partnerships”) and $6,000 of other assets.  Liabilities at March 31, 2007 consisted of $261,000 of accrued fees and expenses due to General Partner and affiliates, (See “Future Contractual Cash Obligations” below) and $4,000 of payables to Local Limited Partnerships.

For the year ended March 31, 2006

The Partnership’s assets at March 31, 2006 consisted of $396,000 in cash, aggregate investments in 6 Local Limited Partnerships of $10,229,000 (See “Method of Accounting for Investments in Local Limited Partnerships”) and $6,000 of other assets.  Liabilities at March 31, 2006 consisted of $193,000 of accrued fees and expenses due to General Partner and affiliates, (See “Future Contractual Cash Obligations” below) and $83,000 of payables to Local Limited Partnerships.

For the year ended March 31, 2005

The Partnership’s assets at March 31, 2005 consisted of $914,000 in cash, aggregate investments in 6 Local Limited Partnerships of $10,678,000 (See “Method of Accounting for Investments in Local Limited Partnerships”) and $6,000 of other assets.  Liabilities at March 31, 2005 consisted of $99,000 of accrued fees and expenses due to General Partner and affiliates, (See “Future Contractual Cash Obligations” below) and $633,000 of payables to Local Limited Partnerships.

Results of Operations

Year Ended March 31, 2010 Compared to Year Ended March 31, 2009  The Partnership’s net loss for the year ended March 31, 2010 was $(1,407,000), reflecting a decrease of $627,000 from the net loss experienced for the year ended March 31, 2009 of $(2,034,000). That decrease in net loss was largely due to a decrease of $599,000 in impairment loss for the year ended March 31, 2010 compared to the year ended March 31, 2009.   The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership compared to the current net investment balance that is being carried for the particular Local Limited Partnerships.  For the year ended March 31, 2010, all Local Limited Partnerships were not considered to have any residual value in consideration of the economic conditions. The amortization decreased by $8,000, due to the fact that the intangibles were impaired to zero as of March 31, 2009, therefore no further amortization could be recorded.  Reporting fees decreased by $(5,000) for the year ended March 31, 2010 due to the fact that Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.  There was also a $28,000 decrease in equity in losses of Local Limited Partnerships.  The equity in losses can vary from year to year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships.   Interest income decreased by $(1,000) due to the fact that interest rates declined for the year ended March 31, 2010 compared to the year ended March 31, 2009.

Year Ended March 31, 2009 Compared to Year Ended March 31, 2008  The Partnership’s net loss for the year ended March 31, 2009 was $(2,034,000), reflecting an increase of $(1,215,000) from the net loss experienced for the year ended March 31, 2008 of $(819,000). The increase in net loss was largely due to an increase of $(1,147,000) in impairment loss for the year ended March 31, 2009 compared to the year ended March 31, 2008.  For the year ended March 31, 2008 the impairment analysis calculated any residual value to the Partnership in addition to the remaining Low Income Housing Tax Credits available to the Partnership and compared that to the current carrying value of each investment to the Partnership. For the year ended March 31, 2009 all Local Limited Partnerships were not considered to have any residual value in consideration of the economic conditions. The intangibles are also evaluated for impairment in connection with the Partnership’s investments in Local Limited Partnerships.  Impairment loss included $797,000 of impairment related to the intangibles for the year ended March 31, 2009 while no such loss was recorded against the intangibles during the year ended March 31, 2008. The impairment of the intangibles also caused the amortization to decrease by $24,000 as the intangibles were fully impairment as of June 30, 2008 and no further amortization could be recorded for the remainder of the year.   The accounting and legal fees decreased by $10,000 for the year ended March 31, 2009 compared to the year ended March 31, 2008 due to the timing of the accounting work performed.  Reporting fees increased by $1,000 for the year ended March 31, 2009 due to the fact that Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.  There was also a $(95,000) increase in equity in losses of Local Limited Partnerships.  The equity in losses of Local Limited Partnerships can vary each year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships.   Interest income decreased by $(7,000) for the year ended March 31, 2009 due to the fact that interest rates declined significantly for the year ended March 31, 2009 compared to the year ended March 31, 2008.

Year Ended March 31, 2008 Compared to Year Ended March 31, 2007  The Partnership’s net loss for the year ended March 31, 2008 was $(819,000), reflecting an increase of $(82,000) from the net loss experienced for the year ended March 31, 2007 of $(737,000).  There was a $(94,000) increase in impairment loss for the year ended March 31, 2008 compared to the year ended March 31, 2007.   The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value to the Partnership compared to the current carrying value of each of the investments to the Partnership.  The amortization decreased by $3,000, due to the fact that the Partnership evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. As impairment is recorded against the intangibles, the amortization expense for future periods is decreased.  For the year ended March 31, 2007, the Partnership recorded impairment against the intangibles of approximately $278,000 as compared to $0 for the year ended March 31, 2008; thereby reducing the amortization expense recorded for the subsequent quarters.  There was also a $2,000 decrease in accounting and legal fees for the year ended March 31, 2008 compared to the year ended March 31, 2007 due to the timing of the accounting work performed.  Reporting fees increased by $4,000 for the year ended March 31, 2008 due to the fact that Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.  There was also a $7,000 decrease in equity in losses of Local Limited Partnerships for the year ended March 31, 2008.  The equity in losses can vary each year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships.   Interest income decreased by $(5,000) due to the fact that interest rates and the cash balances being maintained by the Partnership declined significantly for the year ended March 31, 2008 compared to the year ended March 31, 2007.

Year Ended March 31, 2007 Compared to Year Ended March 31, 2006  The Partnership’s net loss for the year ended March 31, 2007 was $(737,000), reflecting an increase of $(227,000) from the net loss experienced for the year ended March 31, 2006 of $(510,000). The increase in net loss was partially due to an increase of $(278,000) in impairment loss for the year ended March 31, 2007 compared to the year ended March 31, 2006.   The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value to the Partnership compared to the current carrying value of each of the investments to the Partnership.  The amortization decreased by $8,000 due to the fact that the Partnership evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. As impairment is recorded against the intangibles, the amortization expense for future periods is decreased.  For the year ended March 31, 2007, the Partnership recorded impairment against the intangibles of approximately $278,000 thereby reducing the amortization expense recorded for the subsequent quarters.  The accounting and legal fees decreased by $12,000 for the year ended March 31, 2007 compared to the year ended March 31, 2006 due to the timing of the accounting work performed.  Reporting fees decreased by $(1,000) for the year ended March 31, 2007 due to the fact that Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.  There was a $28,000 decrease of equity in losses of Local Limited Partnerships.  The equity in losses can vary each year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships.   The asset management expenses decreased by $5,000 for the year ended March 31, 2007 due to the timing of the necessary property inspections.

Year Ended March 31, 2006 Compared to Year Ended March 31, 2005. The Partnership’s net loss for the year ended March 31, 2006 was $(510,000), reflecting an increase of $(121,000) from the net loss of $(389,000) experienced for the year ended March 31, 2005. The equity in losses increased by $(106,000)for the year ended March 31, 2006. The equity in losses can vary each year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships.   Also, during the year ended March 31, 2005 several of the Local Limited Partnerships were still leasing up and being acquired by the Partnership, therefore losses were lower than the year ended March 31, 2006.  The accounting and legal fees decreased by $4,000 for the year ended March 31, 2006 compared to the year ended March 31, 2005 due to the timing of the accounting work performed.   The asset management fees increased by $(15,000) for the year ended March 31, 2006 as not all Local Limited Partnerships had been acquired as of March 31, 2005.  The asset management fees are calculated based on invested assets, which is comprised of the equity contributed by the Partnership and the mortgage payable.  The asset management expenses decreased by $4,000 for the year ended March 31, 2006 due to the timing of the necessary property inspections.  Reporting fees increased by $3,000 for the year ended March 31, 2006 due to the fact that Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.  Interest income decreased by $(12,000) due to the fact that the cash balances being maintained by the Partnership declined significantly for the year ended March 31, 2006 compared to the year ended March 31, 2005.

Year Ended March 31, 2005 Compared to Period Ended March 31, 2004 The Partnership’s net loss for the year ended March 31, 2005 was $(389,000), reflecting an increase of $(200,000) from the net loss of $(189,000) experienced for the year ended March 31, 2004.  The increase in net loss is largely due to an increase in equity in losses of Local Limited Partnerships of $(123,000) for the year ended March 31, 2005 compared to the year ended March 31, 2004. The equity in losses can vary based on the operations of the underlying Housing Complexes of the Local Limited Partnerships. There was a $(50,000) increase in asset management fees as not all Local Limited Partnerships had been acquired as of March 31, 2004.  The asset management fees are calculated based on invested assets, which is comprised of the equity contributed by the Partnership and the mortgage payable. There was an $(18,000) increase in amortization of acquisition fees and costs due to the fact that some fees were capitalized during the year ended March 31, 2004 and therefore a full year of amortization was not recorded for those assets. There was also a $(21,000) increase in accounting and legal expenses due to the timing of the accounting work performed. Asset management expenses also increased by $(7,000) due to the timing of the necessary property inspections. There was a $21,000 increase in interest income which was due to the fact that the average cash balances being maintained by the Partnership increased for the year ended March 31, 2005 compared to the year ended March 31, 2004.

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

Liquidity and Capital Resources

Year Ended March 31, 2010 Compared to Year Ended March 31, 2009   The net decrease in cash and cash equivalents during the year ended March 31, 2010 was $(11,000) compared to a net decrease in cash and cash equivalents for the year ended March 31, 2009 of $(16,000). The net change was partially due to the Partnership paying accrued asset management fees of $10,000 during the year ended March 31, 2010 compared to $20,000 paid during the year ended March 31, 2009.  For the year ended March 31, 2010 the Partnership reimbursed the General Partner or an affiliate $2,000 for operating expenses paid on its behalf compared to $9,000 reimbursed during the year ended March 31, 2009.  The accrued asset management fees and reimbursement of operating expenses are paid after management reviews the cash position of the Partnership.  The Partnership also collected $5,000 more in both reporting fees and distributions for the year ended March 31, 2009 compared to the year ended March 31, 2010 due to the fact that Local Limited Partnerships pay the reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Year Ended March 31, 2009 Compared to Year Ended March 31, 2008  The net decrease in cash and cash equivalents during the year ended March 31, 2009 was $(16,000) compared to a net decrease in cash and cash equivalents for the year ended March 31, 2008 of $(29,000).  The Partnership reimbursed the General Partner of affiliate $22,000 less for operating expenses paid on its behalf during the year ended March 31, 2009 and paid $3,000 more in accrued asset management fees.  The accrued asset management fees and reimbursement of operating expenses are paid after management reviews the cash position of the Partnership.  The Partnership received $1,000 more in reporting fees for the year ended March 31, 2009, due to the fact that Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.  Additionally, the Partnership received $7,000 less interest income during the year ended March 31, 2009 due to the fact that interest rates decreased significantly.

Year Ended March 31, 2008 Compared to Year Ended March 31, 2007  The net decrease in cash and cash equivalents during the year ended March 31, 2008 was $(29,000) compared to a net decrease in cash and cash equivalents for the year ended March 31, 2007 of $(106,000).  During the year ended March 31, 2007 the Partnership paid capital contributions to Local Limited Partnerships in the amount of $79,000 compared to no capital contributions being paid during the year ended March 31, 2008.  Certain benchmarks must be met by the Local Limited Partnership in order for capital contributions to be paid.  The Partnership paid accrued asset management fees of $17,000 during the year ended March 31, 2008 compared to $11,000 paid during the year ended March 31, 2007. The Partnership also reimbursed the General Partner or affiliate $1,000 less of operating expenses paid on its behalf during the year ended March 31, 2008.  The accrued asset management fees and reimbursement of operating expenses are paid after management reviews the cash position of the Partnership.  The Partnership received $4,000 more in reporting fees and $5,000 more in distributions from Local Limited Partnerships during the year ended March 31, 2008 due to the fact that Local Limited Partnerships pay the reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. Additionally, the Partnership received $5,000 less interest income during the year ended March 31, 2008 due to the fact that interest rates decreased.

Year Ended March 31, 2007 Compared to Year Ended March 31, 2006 The net decrease in cash and cash equivalents during the year ended March 31, 2007 was $(106,000) compared to a net decrease in cash and cash equivalents for the year ended March 31, 2006 of $(518,000).  During the year ended March 31, 2007 the Partnership paid capital contributions to Local Limited Partnerships in the amount of $79,000 compared to $505,000 paid during the year ended March 31, 2006.  Certain benchmarks must be met by the Local Limited Partnership in order for capital contributions to be paid.  The Partnership paid accrued asset management fees of $11,000 for the year ended March 31, 2007 compared to $19,000 paid for the year ended March 31, 2006. The Partnership reimbursed the General Partner or an affiliate $6,000 more for operating expenses paid on its behalf during the year ended March 31, 2007.  The accrued asset management fees and reimbursement of operating expenses are paid after management reviews the cash position of the Partnership.  The Partnership received $(1,000) less in reporting fees and $(5,000) less in distributions from Local Limited Partnerships for the year ended March 31, 2007, due to the fact that Local Limited Partnerships pay the reporting fees and distribution income to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Year Ended March 31, 2006 Compared to Year Ended March 31, 2005. Net cash and cash equivalents used during the year ended March 31, 2006 was $(518,000) compared to net cash and cash equivalents used during year ended March 31, 2005 of $(5,736,000). During the year ended March 31, 2005 the Partnership received the final subscription payment of $36,000, therefore no such payments were received during the year ended March 31, 2006. During the year ended March 31, 2006 the Partnership paid capital contributions to Local Limited Partnerships in the amount of $505,000 compared to $5,735,000 paid during the year ended March 31, 2006.  Certain benchmarks must be met by the Local Limited Partnership in order for capital contributions to be paid.  The Partnership also paid accrued asset management fees of $19,000 during the year ended March 31, 2006 compared to $15,000 paid during the year ended March 31, 2005. The Partnership also reimbursed the General Partner of affiliate $20,000 less in operating expenses paid on its behalf during the year ended March 31, 2006.  The accrued asset management fees and reimbursement of operating expenses are paid after management reviews the cash position of the Partnership.  The Partnership received $3,000 more in reporting fees from Local Limited Partnerships for the year ended March 31, 2006 and $(5,000) more in distributions from the Local Limited Partnerships.  The reporting fees and distributions are paid to the Partnership when the Local Limited Partnership's’ cash flow will allow for the payment.

Year Ended March 31, 2005 Compared to Period Ended March 31, 2004 Net cash and cash equivalents used during the year ended March 31, 2005 was $(5,736,000), compared to net cash and cash equivalents provided for the year ended March 31, 2004 of $6,649,000. During the year ended March 31, 2004 the Partnership was selling Partnership Units and had collected $13,083,000 in cash for subscriptions compared to only the final payment of $36,000 that was received during the year ended March 31, 2005.   As of March 31, 2004 the selling of Partnership Units had concluded.  The Partnership paid organization and offering costs and fees to the General Partner or an affiliate in the amount of $1,257,000 during the year ended March 31, 2004. These costs are earned and paid as Partnership Units are sold, therefore, the final $4,000 was paid during the year ended March 31, 2005.  During the year end March 31, 2004 the Partnership paid capital contributions to Local Limited Partnerships in the amount of $(3,498,000) compared to $(5,735,000) paid during the year ended March 31, 2005.  Capital contributions are paid to Local Limited Partnerships when certain benchmarks are met. The Partnership paid accrued asset management fees of $15,000 for the year ended March 31, 2005 compared to no asset management fees being paid for the year ended March 31, 2004. The Partnership reimbursed the General Partner or an affiliate $32,000 more for operating expenses paid on its behalf during the year ended March 31, 2005.  The accrued asset management fees and reimbursement of operating expenses are paid after management reviews the cash position of the Partnership.

Year Ended March 31, 2004 Compared to Period Ended March 31, 2003.  The Partnership had no cash flows from operating or investing activities for the period ended March 31, 2003.  As such, the two periods are not comparable.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through May 31, 2012.

Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2010:

	2011	2012	2013	2014	2015	There after	Total

Asset management fees(1)	$569,893	$91,900	$91,900	$91,900	$91,900	$4,319,300	$5,256,793
Capital contribution payable	4,233	-	-	-	-	-	4,233
Total contractual cash obligations	$574,126	$91,900	$91,900	$91,900	$91,900	$4,319,300	$5,261,026

(1)
Asset management fees are payable annually until termination of the Partnership, which is to occur no later than December 31, 2062. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes until December 31, 2062. Amounts due to the General Partner as of March 31, 2010 have been included in the 2011 column.  The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

For additional information regarding our asset management fees, see Note 3 to the financial statements included elsewhere herein.

Off-Balance Sheet Arrangements

The Partnership has no off-balance sheet arrangements.

Exit Strategy

See Item 1 for information in this regard.

Impact of Recent Accounting Pronouncements

See footnote 1 to the audited financial statements.

Item 7A.  Quantitative and Qualitative Disclosures Above Market Risk

NOT APPLICABLE

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 10

We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund VI, L.P., Series 10 (a California Limited Partnership) (the Partnership) as of March 31, 2010, 2009, 2008, 2007, 2006, 2005 and 2004, and the related statements of operations, partners’ equity (deficit) and cash flows for each of the years in the seven-year period ended March 31, 2010. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain local limited partnerships for which investments represent $3,333,361, $4,018,961, $2,967,992, $0, $4,857,056, $1,814,400 and $3,045,804 of the total Partnership assets as of March 31, 2010, 2009, 2008, 2007, 2006, 2005 and 2004, respectively and $(180,607), $(167,497), $(62,808), $0, $(215,193), $(133,864) and ($102,514) of the total Partnership loss for the years ended March 31, 2010, 2009, 2008, 2007, 2006, 2005 and 2004, respectively. Those statements were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to those local limited partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 10 (a California Limited Partnership) as of March 31, 2010, 2009, 2008, 2007, 2006, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the seven-year period ended March 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed under Item 15(a)(2) in the index related to years above are presented for the purpose of complying with the Securities and Exchange Commission’s rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied to the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C.

Bethesda, Maryland
May 27, 2011

Child, Van Wagoner & Bradshaw, PLLC.

Report of Independent Registered Public Accounting Firm

To the Partners
Humboldt Village, L.P.
Winnemucca, Nevada

We have audited the accompanying balance sheets of Humboldt Village, L.P. (the Partnership), as of December 31, 2009 and 2008, and the related statements of operations, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America, the standards of the Public Company Accounting Oversight Board (United States of America) and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership, at December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated March 9, 2010, on our consideration of the Partnership's internal control over fmancial reporting. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and the results of that testing and not to provide an opinion on the internal control over financial reporting. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report considering the results of our audit.

Our audit was conducted for the purpose of fonning an opinion on the basic financial statements taken as a whole. The accompanying supplemental information shown on page 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Kaysville, Utah
March 9, 2010

INDEPENDENT AUDITORS' REPORT

To the Partners
Catoosa Senior Village, LP

We have audited the accompanying balance sheets of CATOOSA SENIOR VILLAGE, LP (a limited partnership) as of December 31, 2005 and 2004, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CATOOSA SENIOR VILLAGE, LP as of December 31, 2005 and 2004, and the results of its operations, its changes in partners' equity (deficit), and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole.  The supplemental information on pages 10 - 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements.  Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Habit Arogeti, Wynne, LLC
Atlanta, Georgia

February 28, 2006

INDEPENDENT AUDITORS' REPORT

To the Partners of
Starlight Place, LP

We have audited the accompanying balance sheet of  STARLIGHT PLACE, LP (USDA Rural Development), a limited partnership, as of December 31, 2005, and the related statement of operations, changes in partners' equity (deficit), and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States), the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States, and the Audit Program issued in December 1989 by the Rural Development Services Office of the U.S. Department of Agriculture, formerly known as the Farmers Home Administration.  Those standards and the Audit Program require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of STARLIGHT PLACE, LP as of December 31, 2005, and the results of its operations, its changes in partners' equity (deficit), and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 28, 2006, on our consideration of STARLIGHT PLACE, LP's internal control and our report dated February 28, 2006, on its compliance with laws and regulations applicable to the financial statements.  Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole.  The supplemental information on pages 9 - 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements.  Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Habit Arogeti, Wynne, LLC

Atlanta, Georgia
February 28, 2006

PAILET, MEUNIER and LeBLANC, L.L.P.
Certified Public Accountants
Management Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Starlight Place, LP

We have audited the accompanying balance sheet of Starlight Place, LP, as of December 31, 2007 and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the Standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Starlight Place, LP as of December 31, 2007 and the results of its operations, changes in partners' capital and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ PAILET, MEUNIER and LeBLANC, L.L.P.

Metairie, Louisiana
May 16, 2011

3421 N. Causeway Blvd., Suite 701 ● Metairie, LA 70002 ● Telephone (504) 837-0770 ● Fax (504) 837-7102
201 St. Charles Ave., Ste. 2500 ● New Orleans, LA 70170 ● Telephone (504) 599-5905 ● Fax (504) 837-7102
www. pmlcpa.com
Member of
Member Firms in Principal Cities ● PCAOB - Public Company Accounting Oversight Board
AICPA: Center for Public Company Audit Firms (SEC)● Governmantal Audit Quality Center ● Private Companies Practice Section (PCPS)

PAILET, MEUNIER and LeBLANC, L.L.P.
Certified Public Accountants
Management Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Starlight Place, LP

We have audited the accompanying balance sheet of Starlight Place, LP, as of December 31, 2008 and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the Standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Starlight Place, LP as of December 31, 2008 and the results of its operations, changes in partners' capital and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ PAILET, MEUNIER and LeBLANC, L.L.P.
Metairie, Louisiana
May 18, 2011

3421 N. Causeway Blvd., Suite 701 ● Metairie, LA 70002 ● Telephone (504) 837-0770 ● Fax (504) 837-7102
201 St. Charles Ave., Ste. 2500 ● New Orleans, LA 70170 ● Telephone (504) 599-5905 ● Fax (504) 837-7102
www. pmlcpa.com
Member of
Member Firms in Principal Cities ● PCAOB - Public Company Accounting Oversight Board
AICPA: Center for Public Company Audit Firms (SEC)● Governmantal Audit Quality Center ● Private Companies Practice Section (PCPS)

PAILET, MEUNIER and LeBLANC, L.L.P.
Certified Public Accountants
Management Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners Starlight Place, LP

We have audited the accompanying balance sheet of Starlight Place, LP, as of December 31, 2009 and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the Standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Starlight Place, LP as of December 31, 2009 and the results of its operations, changes in partners' capital and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ PAILET, MEUNIER and LeBLANC, L.L.P.
Metairie, Louisiana
May 18, 2011

3421 N. Causeway Blvd., Suite 701 ● Metairie, LA 70002 ● Telephone (504) 837-0770 ● Fax (504) 837-7102
201 St. Charles Ave., Ste. 2500 ● New Orleans, LA 70170 ● Telephone (504) 599-5905 ● Fax (504) 837-7102
www. pmlcpa.com
Member of
Member Firms in Principal Cities ● PCAOB - Public Company Accounting Oversight Board
AICPA: Center for Public Company Audit Firms (SEC)● Governmantal Audit Quality Center ● Private Companies Practice Section (PCPS)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

BALANCE SHEETS

	March 31,

	2010	2009	2008	2007	2006	2005	2004
ASSETS
Cash and cash equivalents	$234,454	$245,020	$261,019	$289,760	$395,940	$913,526	$6,649,763
Interest receivable	-	-	-	-	-	-	108
Investments in Local Limited Partnerships, net (Notes 2 and 3)	5,599,397	6,908,262	8,857,368	9,588,104	10,229,463	10,678,095	6,425,082
Other assets	6,300	6,300	6,300	6,300	6,300	6,300	-

Total Assets	$5,840,151	$7,159,582	$9,124,687	$9,884,164	$10,631,703	$11,597,921	$13,074,953

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnerships (Note 5)	$4,233	$4,233	$4,233	$4,233	$83,318	$633,165	$1,822,497
Accrued fees and expenses due to General Partner and affiliates (Note 3)	477,993	390,253	320,804	260,783	192,515	98,701	29,535

Total Liabilities	482,226	394,486	325,037	265,016	275,833	731,866	1,852,032

Partners’ Equity (Deficit)
General Partner	(5,986)	(4,579)	(2,544)	(1,725)	(988)	(478)	(89)
Limited Partners (25,000 Partnership Units authorized; 13,153, 13,153, 13,153, 13,153, 13,153, 13,153 and 8,220 Partnership Units issued and outstanding as of March 31, 2010, 2009, 2008, 2007, 2006, 2005 and 2004, respectively)	5,363,911	6,769,675	8,802,194	9,620,873	10,356,858	10,866,533	11,223,010

Total Partners’ Equity (Deficit)	5,357,925	6,765,096	8,799,650	9,619,148	10,355,870	10,866,055	11,222,921

Total Liabilities and Partners’ Equity (Deficit)	$5,840,151	$7,159,582	$9,124,687	$9,884,164	$10,631,703	$11,597,921	$13,074,953

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2010	2009	2008	2007	2006	2005	2004

Reporting fees	$1,500	$6,801	$5,800	$1,500	$2,500	$-	$-

Operating expenses and loss:
Amortization (Notes 2 and 3)	-	7,914	31,656	34,216	41,896	41,896	24,128
Asset management fees (Note 3)	91,900	91,900	91,900	91,900	91,900	77,335	27,168
Impairment loss (Note 2)	919,953	1,519,347	372,414	278,095	-	-	-
Accounting and legal fees	3,035	2,966	12,576	14,647	26,887	31,182	10,445
Asset management expenses	1,742	-	103	575	5,703	9,382	2,094
Other	3,330	3,591	3,815	4,104	4,658	4,959	3,196
Total operating expenses and loss	1,019,960	1,625,718	512,464	423,537	171,044	164,754	67,031

Loss from operations	(1,018,460)	(1,618,917)	(506,664)	(422,037)	(168,544)	(164,754)	(67,031)

Equity in losses of Local Limited Partnerships (Note 2)	(388,912)	(417,148)	(321,968)	(329,048)	(356,838)	(251,203)	(128,146)

Interest income	201	1,511	9,134	14,363	15,197	26,776	6,203

Net loss	$(1,407,171)	$(2,034,554)	$(819,498)	$(736,722)	$(510,185)	$(389,181)	$(188,974)

Net loss allocated to:
General Partner	$(1,407)	$(2,035)	$(819)	$(737)	$(510)	$(389)	$(189)
Limited Partners	$(1,405,764)	$(2,032,519)	$(818,679)	$(735,985)	$(509,675)	$(388,792)	$(188,785)

Net loss per Partnership Unit	$(106.88)	$(154.53)	$(62.24)	$(55.96)	$(38.75)	$(29.56)	$(22.97)

Outstanding weighted Partnership Units	13,153	13,153	13,153	13,153	13,153	13,153	8,220

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

For the Years Ended March 31, 2010, 2009, 2008, 2007, 2006, 2005 and 2004

	General Partner	Limited Partners	Total

Partners’ equity (deficit) at March 31, 2003	$100	$1,000	$1,100

Sale of Partnership Units (net of discounts of $33,730)	-	13,083,455	13,083,455

Offering expenses	-	(1,672,660)	(1,672,660)

Net loss	(189)	(188,785)	(188,974)

Partners’ equity (deficit) at March 31, 2004	(89)	11,223,010	11,222,921

Collection of promissory notes receivable	-	35,815	35,815

Offering expenses	-	(3,500)	(3,500)

Net loss	(389)	(388,792)	(389,181)

Partners’ equity (deficit) at March 31, 2005	(478)	10,866,533	10,866,055
Net loss	(510)	(509,675)	(510,185)

Partners’ equity (deficit) at March 31, 2006	(988)	10,356,858	10,355,870

Net loss	(737)	(735,985)	(736,722)

Partners’ equity (deficit) at March 31, 2007	(1,725)	9,620,873	9,619,148

Net loss	(819)	(818,679)	(819,498)
Partners’ equity (deficit) at March 31, 2008	(2,544)	8,802,194	8,799,650

Net loss	(2,035)	(2,032,519)	(2,034,554)

Partners’ equity (deficit) at March 31, 2009	(4,579)	6,769,675	6,765,096

Net loss	(1,407)	(1,405,764)	(1,407,171)

Partners’ equity (deficit) at March 31, 2010	$(5,986)	$5,363,911	$5,357,925

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

	For The Years Ended March 31,

	2010	2009	2008

Cash flows from operating activities: Net loss	$(1,407,171)	$(2,034,554)	$(819,498)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	-	7,914	31,656
Impairment loss	919,953	1,519,347	372,414
Equity in losses of Local Limited Partnerships	388,912	417,148	321,968
Increase in accrued fees and expenses due to General Partner and affiliates	87,740	69,449	60,021

Net cash used in operating activities	(10,566)	(20,696)	(33,439)

Cash flows from investing activities:
Distributions received from Local Limited Partnerships	-	4,697	4,698

Net cash provided by investing activities	-	4,697	4,698

Net decrease in cash and cash equivalents	(10,566)	(15,999)	(28,741)

Cash and cash equivalents, beginning of year	245,020	261,019	289,760

Cash and cash equivalents, end of year	$234,454	$245,020	$261,019

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$800	$800	$800

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS - CONTINUED

	For The Years Ended March 31,

	2007	2006	2005

Cash flows from operating activities: Net loss	$(736,722)	$(510,185)	$(389,181)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	34,216	41,896	41,896
Impairment loss	278,095
Equity in losses of Local Limited Partnerships	329,048	356,838	251,203
Decrease in interest receivable	-	-	108
Increase in other assets	-	-	(6,300)
Increase in accrued fees and expenses due to General Partner and affiliates	68,268	93,814	69,166

Net cash used in operating activities	(27,095)	(17,637)	(33,108)

Cash flows from investing activities:
Capital contributions paid to Local Limited Partnerships	(79,085)	(505,051)	(5,735,444)
Distributions received from Local Limited Partnerships	-	5,102	-

Net cash used in investing activities	(79,085)	(499,949)	(5,735,444)

Cash flows from financing activities:
Capital contributions received	-	-	35,815
Offering expenses	-	-	(3,500)

Net cash provided by financing activities	-	-	32,315

Net decrease in cash and cash equivalents	(106,180)	(517,586)	(5,736,237)

Cash and cash equivalents, beginning of year	395,940	913,526	6,649,763

Cash and cash equivalents, end of year	$289,760	$395,940	$913,526

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes paid	$800	$800	$800
SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES:
The Partnership decreased its investment in Local Limited Partnerships and payables to Local Limited Partnerships for tax credit adjusters	$-	$44,796	$15,264
The Partnership increased its investment in Local Limited Partnerships for unpaid capital contributions payable to Local Limited Partnerships	$-	$-	$472,811

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2010, 2009, 2008, 2007, 2006, 2005 and 2004

For The Year Ended March 31,

2004

Cash flows from operating activities: Net loss	$(188,974)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	24,128
Impairment loss	-
Equity in losses of Local Limited Partnerships	128,146
Decrease (increase) in interest receivable	(108)
Increase in accrued fees and expenses due to General Partner and affiliates	29,535

Net cash used in operating activities	(7,273)

Cash flows from investing activities:
Capital contributions paid to Local Limited Partnerships	(3,498,014)
Capitalized acquisition costs and fees	(1,256,845)

Net cash used in investing activities	(4,754,859)

Cash flows from financing activities:
Capital contributions received	13,083,455
Offering expenses	(1,672,660)

Net cash provided by financing activities	11,410,795

Net increase in cash and cash equivalents	6,648,663

Cash and cash equivalents, beginning of year	1,100

Cash and cash equivalents, end of year	$6,649,763

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes paid	$800

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITES

The Partnership increased its investment in Local Limited Partnerships for unpaid capital contributions payable to Local Limited Partnerships	$1,822,497

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2010, 2009, 2008, 2007, 2006, 2005 and 2004

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

WNC Housing Tax Credit Fund VI, L.P., Series 10 (the “Partnership”) is a California Limited Partnership formed under the laws of the State of California on July 17, 2001, and commenced operations on February 28, 2003.  The Partnership was formed to acquire limited partnership interests in other limited partnerships ("Local Limited Partnerships") which own multi-family housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits”).  The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex. Each Local Limited Partnership is governed by its agreement of limited partnership (the “Local Limited Partnership Agreement”).

The general partner of the Partnership is WNC & Associates, Inc. (“Associates” or the “General Partner”). The chairman and the president of Associates owns all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through the General Partner, as the Partnership has no employees of its own.

The Partnership shall continue in full force and effect until December 31, 2062 unless terminated prior to that date pursuant to the partnership agreement or law.

The financial statements include only activity relating to the business of the Partnership, and do not give effect to any assets that the partners may have outside of their interests in the Partnership, or to any obligations, including income taxes, of the partners.

The partnership agreement authorized the sale of up to 25,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit.  The offering of Partnership Units has concluded, and 13,153 Partnership Units representing subscriptions in the amount of $13,119,270, net of dealer discounts of $31,220 and volume discounts of $2,510, had been accepted.  The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership.  The investors (the “Limited Partners”) in the Partnership will be allocated the remaining 99.9% of these items in proportion to their respective investments.

The proceeds from the disposition of any of the Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement.  Any remaining proceeds will then be paid to the partners of the Local Limited Partnership, including the Partnership, in accordance with the terms of the particular Local Limited Partnership Agreement.  The sale of a Housing Complex may be subject to other restrictions and obligations.  Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex.  Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership.  Should such distributions occur, the Limited Partners will be entitled to receive distributions from the proceeds remaining after payment of Partnership obligations and funding reserves, equal to their capital contributions and their return on investment (as defined in the Partnership Agreement).  The General Partner would then be entitled to receive proceeds equal to its capital contributions from the remainder.  Any additional sale or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partner.

Risks and Uncertainties

An investment in the Partnership and the Partnership’s investments in Local Limited Partnerships and their Housing Complexes are subject to risks.  These risks may impact the tax benefits of an investment in the Partnership, and the amount of proceeds available for distribution to the Limited Partners, if any, on liquidation of the Partnership’s investments.  Some of those risks include the following:

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2010, 2009, 2008, 2007, 2006, 2005 and 2004

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Low Income Housing Tax Credits rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Tax Credits and the fractional recapture of Low Income Housing Tax Credits already taken. In most cases the annual amount of Low Income Housing Tax Credits that an individual can use is limited to the tax liability due on the person’s last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a price which would result in the Partnership realizing cash distributions or proceeds from the transaction.  Accordingly, the Partnership may be unable to distribute any cash to its Limited Partners. Low Income Housing Tax Credits may be the only benefit from an investment in the Partnership.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership’s ability to satisfy its investment objectives.  Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years (the “Compliance Period”), the loss of any remaining future Low Income Housing Tax Credits, a fractional recapture of prior Low Income Housing Tax Credits, and a loss of the Partnership’s investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership’s investments in Local Limited Partnerships, nor the Local Limited Partnerships’ investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations.  Uninsured casualties could result in loss of property and Low Income Housing Tax Credits and recapture of Low Income Housing Tax Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

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

No trading market for the Partnership Units exists or is expected to develop. Limited Partners may be unable to sell their Partnership Units except at a discount and should consider their Partnership Units to be a long-term investment. Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2010, 2009, 2008, 2007, 2006, 2005 and 2004

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Exit Strategy

The Compliance Period for a Housing Complex is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits.  The initial programs have completed their Compliance Periods.

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits.  A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met.

With that in mind, the General Partner is continuing its review of the Housing Complexes.  The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available.  Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2010.

The proceeds from the disposition of any of the Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement.  Any remaining proceeds will then be paid to the partners of the Local Limited Partnership, including the Partnership, in accordance with the terms of the particular Local Limited Partnership Agreement. The sale of a Housing Complex may be subject to other restrictions and obligations.  Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex.  Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership, as the proceeds first would be used to pay Partnership obligations and funding of reserves.

Method of Accounting For Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable.  Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership.  If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments were capitalized as part of the investment account and were being amortized over 30 years (see Notes 2 and 3).

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2010, 2009, 2008, 2007, 2006, 2005 and 2004

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

“Equity in losses of Local Limited Partnerships” for each year ended March 31 has been recorded by the Partnership based on the twelve months of reported results provided by the Local Limited Partnerships for each year ended December 31 Equity in losses from the Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero.  For the years ended March 31, 2005 and 2004, as soon as the investment balance reached zero, the related costs of acquiring the investment were impaired.

In accordance with the accounting guidance for the consolidation of variable interest entities, the Partnership determines when it should include the assets, liabilities, and activities of a variable interest entity (VIE) in its financial statements, and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected returns, or both. Based on this guidance, the Local Limited Partnerships in which the Partnership invests meet the definition of a VIE.  However, management does not consolidate the Partnership’s interests in these VIEs under this guidance, as it is not considered to be the primary beneficiary.  The Partnership currently records the amount of its investment in these partnerships as an asset on its balance sheet, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership’s balance in investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss.  The Partnership’s exposure to loss on these partnerships is mitigated by the condition and financial performance of the underlying properties as well as the strength of the local general partners and their guarantee against credit recapture.

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income.  As of March 31, 2010, none of the investment accounts in Local Limited Partnerships had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of March 31, 2010, 2009, 2008, 2007, 2006, 2005 and 2004 the Partnership had cash equivalents of $222,068, $221,988, $251,457, $269,457, $381,457, $903,457 and $0, respectively.

Concentration of Credit Risk

At March 31, 2008, 2007, 2006, 2005 and 2004, the Partnership maintained cash and cash equivalent balances at certain financial institutions in excess of the federally insured maximum.  The Partnership believes it is not exposed to any significant financial risk on cash.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2010, 2009, 2008, 2007, 2006, 2005 and 2004

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Net Loss Per Partnership Unit

Net loss per Partnership Unit includes no dilution and is computed by dividing loss allocated to Limited Partners by the weighted average Partnership Units outstanding during the period.  Calculation of diluted net loss per Partnership Unit is not required.

Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns.  The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure.

Revenue Recognition

The Partnership is entitled to receive reporting fees from the Local Limited Partnerships.  The intent of the reporting fees is to offset (in part) administrative costs incurred by the Partnership in corresponding with the Local Limited Partnerships.  Due to the uncertainty of the collection of these fees, the Partnership recognizes reporting fees as collections are made.

Reclassifications

Certain reclassifications have been made to the 2004 financial statements to be consistent with the 2010, 2009, 2008, 2007, 2006 and 2005 presentations.

Amortization

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense for the years ended March 31, 2010, 2009, 2008, 2007, 2006, 2005 and 2004 was $0, $7,914, $31,656, $34,216, $41,896, $41,896 and $24,128, respectively. As of March 31, 2009, all acquisition fees and costs had been fully amortized or impaired.

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. As of March 31, 2009, all Local Limited Partnerships were not considered to have any residual value in consideration of economic conditions. For the years ended March 31, 2010, 2009, 2008, 2007, 2006, 2005 and 2004, impairment loss related to investments in Local Limited Partnerships was $919,953, $722,303, $372,414, $0, $0, $0, and $0, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2010, 2009, 2008, 2007, 2006, 2005 and 2004

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

For the years ended March 31, 2010, 2009, 2008, 2007 and 2006, the Partnership also evaluated its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. As of March 31, 2009, all Local Limited Partnerships were not considered to have any residual value in consideration of the current economic circumstances. During the years ended March 31, 2010, 2009, 2008, 2007 and 2006, an impairment loss of $0, $797,044, $0, $278,095 and $0 respectively, was recorded against the related intangibles.

For the years ended March 31, 2005 and 2004, when the value of the Partnership’s investment in a Local Limited Partnership had been reduced to zero, the respective net acquisition fees and costs component of investments in Local Limited Partnerships were written off. For each of the years ended March 31, 2005 and 2004, no such write off was recorded.

Impact of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions.  In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted GAAP for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance has no material impact on the Partnership’s financial statements.

In February 2007, the FASB issued accounting guidance for The Fair Value Option for Financial Assets and Financial Liabilities. This guidance permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It is effective for fiscal years beginning after November 15, 2007.  On April 1, 2008, the Partnership adopted GAAP for The Fair Value Option for Financial Assets and Financial Liabilities and elected not to apply the provisions to its eligible financial assets and financial liabilities on the date of adoption. Accordingly, the initial application of the guidance had no effect on the Partnership.

In November 2008, the FASB issued accounting guidance on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Partnership adopted the guidance for the interim quarterly period beginning April 1, 2009. The impact of adopting it does not have a material impact on the Partnership’s financial condition or results of operations.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2010, 2009, 2008, 2007, 2006, 2005 and 2004

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

In April 2009, the FASB issued accounting guidance for Interim Disclosures about Fair Value of Financial Instruments.  This requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  It became effective for as of and for the interim period ended June 30, 2009 and has no impact on the Partnership’s financial condition or results of operations.

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Partnership for the quarter ended June 30, 2009. The adoption did not have a significant impact on the subsequent events that the Partnership reports, either through recognition or disclosure, in the financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and therefore the Partnership did not include the disclosure in this Form 10-K.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modifies the consolidation model to one based on control and economics, and replaces the current quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 is not expected to have a material effect on the Partnership’s financial statements.

In June 2009, the FASB issued the Accounting Standards Codification (Codification).  Effective July 1, 2009, the Codification is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP.  The Codification is intended to reorganize, rather than change, existing GAAP.  Accordingly, all references to currently existing GAAP have been removed and have been replaced with plain English explanations of the Partnership’s accounting policies.  The adoption of the Codification did not have a material impact on the Partnership’s financial position or results of operations.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2010, 2009, 2008, 2007, 2006, 2005 and 2004

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

For all periods presented, the Partnership owns Local Limited Partnership interests in 6 Local Limited Partnerships, each of which owns one Housing Complex, consisting of an aggregate of 317 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership.  The Partnership, as a limited partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and Low Income Housing Tax Credits of the Local Limited Partnerships.

The Partnership’s investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2010, 2009, 2008, 2007, 2006, 2005 and 2004 are approximately $(2,060,000), $(1,140,000), $387,000, $791,000, $1,195,000, $2,608,000 and $3,379,000 respectively greater than (less than) the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined condensed financial statements presented below.  This difference is primarily due to acquisition, selection, and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account, impairment losses recorded in the Partnership’s investment account and capital contributions payable to the Local Limited Partnerships which were netted against partner capital in the Local Limited Partnership’s financial statements.

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. As of March 31, 2009, all Local Limited Partnerships were not considered to have any residual value in consideration of economic conditions. For the years ended March 31, 2010, 2009, 2008, 2007, 2006, 2005 and 2004 impairment loss related to investments in Local Limited Partnerships was $919,953, $722,303, $372,414, $0, $0, $0, and $0, respectively.

For the years ended March 31, 2010, 2009, 2008, 2007 and 2006, the Partnership also evaluated its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. As of March 31, 2009, all Local Limited Partnerships were not considered to have any residual value in consideration of the current economic circumstances. During the years ended March 31, 2010, 2009, 2008, 2007, 2006, 2005 and 2004, an impairment loss of $0, $797,044, $0, $278,095, $0, $0 and $0, respectively, was recorded against the related intangibles.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2010, 2009, 2008, 2007, 2006, 2005 and 2004

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The following is a summary of the equity method activity of the investments in the Local Limited Partnerships for the periods presented:

	For The Years Ended March 31,

	2010	2009	2008

Investments per balance sheet, beginning of period	$6,908,262	$8,857,368	$9,588,104
Impairment loss	(919,953)	(1,519,347)	(372,414)
Equity in losses of Local Limited Partnerships	(388,912)	(417,148)	(321,968)
Amortization of paid acquisition fees and costs	-	(7,673)	(30,693)
Amortization of warehouse interest and costs	-	(241)	(963)
Distributions received from Local Limited Partnerships	-	(4,697)	(4,698)

Investment per balance sheet, end of period	$5,599,397	$6,908,262	$8,857,368

	For The Years Ended March 31,

	2007	2006	2005	2004

Investments per balance sheet, beginning of period	$10,229,463	$10,678,095	$6,425,082	$-
Capital contributions paid, net	-	-	3,928,211	3,498,014
Capital contributions payable	-	-	633,165	1,822,497
Impairment loss	(278,095)	-	-	-
Equity in losses of Local Limited Partnerships	(329,048)	(356,838)	(251,203)	(128,146)
Capitalized acquisition fees and costs	-	-	-	1,183,770
Amortization of paid acquisition fees and costs	(31,780)	(39,460)	(39,460)	(22,301)
Capitalized warehouse interest and fees	-	-	-	73,075
Amortization of warehouse interest and costs	(2,436)	(2,436)	(2,436)	(1,827)
Distributions received from Local Limited Partnerships	-	(5,102)	-	-
Tax Credit adjustments	-	(44,796)	(15,264)	-

Investment per balance sheet, end of period	$9,588,104	$10,229,463	$10,678,095	$6,425,082

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2010, 2009, 2008, 2007, 2006, 2005 and 2004

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

	For the Years Ended March 31,

	2010	2009	2008

Investments in Local Limited Partnerships, net	$5,599,397	$6,908,262	$8,052,410
Acquisition fees and costs, net of accumulated amortization of $0, $0 and $55,398	-	-	804,958
Investments per balance sheet, end of period	$5,599,397	$6,908,262	$8,857,368

	For the Years Ended March 31,

	2007	2006	2005	2004

Investments in Local Limited Partnerships, net	$8,751,490	$9,080,538	$9,487,274	$5,192,365
Acquisition fees and costs, net of accumulated amortization of $23,742, $107,920, $66,024 and $ 24,128	836,614	1,148,925	1,190,821	1,232,717
Investments per balance sheet, end of period	$9,588,104	$10,229,463	$10,678,095	$6,425,082

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2010, 2009, 2008, 2007, 2006, 2005 and 2004

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The financial information from the individual financial statements of the Local Limited Partnerships include rental and interest subsidies.  Rental subsidies are included in total revenues and interest subsidies are generally netted in interest expense.  Approximate combined condensed financial information from the individual financial statements of the Local Limited Partnerships as of December 31 and for the years then ended is as follows:

                                                                                                                 COMBINED CONDENSED BALANCE SHEETS
	2009	2008	2007	2006	2005	2004	2003
ASSETS
Buildings and improvements (net of accumulated depreciation for 2009, 2008, 2007, 2006, 2005, 2004 and 2003 of $3,426,000, $2,808,000, $2,185,000, $1,567,000, $952,000, $414,000 and $115,00 0 respectively)	$15,847,000	$16,437,000	$17,002,000	$17,607,000	$18,166,000	$16,894,000	$6,930,000
Land	1,067,000	1,067,000	1,067,000	1,067,000	1,067,000	1,070,000	665,000
Other assets	1,247,000	1,178,000	1,235,000	1,053,000	1,026,000	750,000	292,000
Total assets	$18,161,000	$18,682,000	$19,304,000	$19,727,000	$20,259,000	$18,711,000	$7,887,000

LIABILITIES
Mortgage payable	$8,339,000	$8,409,000	$8,481,000	$8,555,000	$8,621,000	$8,315,000	$3,625,000
Due to affiliates	220,000	218,000	433,000	477,000	968,000	1,208,000	728,000
Other liabilities	256,000	266,000	225,000	157,000	216,000	539,000	67,000

Total liabilities	8,815,000	8,893,000	9,139,000	9,189,000	9,805,000	10,062,000	4,420,000

PARTNERS' EQUITY (DEFICIT)
WNC Housing Tax Credit Fund VI, L.P., Series 10	7,659,000	8,048,000	8,470,000	8,797,000	9,034,000	8,070,000	3,046,000
Other partners	1,687,000	1,741,000	1,695,000	1,741,000	1,420,000	579,000	421,000,
Total partners’ equity (deficit)	9,346,000	9,789,000	10,165,000	10,538,000	10,454,000	8,649,000	3,467,000
Total liabilities and partners’ equity (deficit)	$18,161,000	$18,682,000	$19,304,000	$19,727,000	$20,259,000	$18,711,000	$7,887,000

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2010, 2009, 2008, 2007, 2006, 2005 and 2004

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2009	2008	2007

Revenues	$1,444,000	$1,411,000	$1,398,000

Expenses:
Operating expenses	1,053,000	1,056,000	933,000
Interest expense	163,000	151,000	168,000
Depreciation and amortization	623,000	627,000	623,000

Total expenses	1,839,000	1,834,000	1,724,000

Net loss	$(395,000)	$(423,000)	$(326,000)

Net loss allocable to the Partnership,	$(389,000)	$(417,000)	$(322,000)

Net loss recorded by the Partnership	$(389,000)	$(417,000)	$(322,000)

	2006	2005	2004	2003

Revenues	$1,465,000	$1,287,000	$751,000	$183,000

Expenses:
Operating expenses	990,000	933,000	552,000	151,000
Interest expense	185,000	167,000	112,000	18,000
Depreciation and amortization	620,000	542,000	302,000	117,000

Total expenses	1,795,000	1,642,000	966,000	286,000

Net loss	$(330,000)	$(355,000)	$(215,000)	$(103,000)

Net loss allocable to the Partnership	$(329,000)	$(357,000)	$(213,000)	$(103,000)

Net loss recorded by the Partnership	$(329,000)	$(357,000)	$(251,000)	$(128,000)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2010, 2009, 2008, 2007, 2006, 2005 and 2004

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Certain Local Limited Partnerships have incurred significant operating losses and/or have working capital deficiencies.  In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships.  If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related Low Income Housing Tax Credits could occur.

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

Acquisition fees of 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  At the end of all periods presented the Partnership incurred total acquisition fees of $920,710, which have been included in investments in Local Limited Partnerships.  Accumulated amortization of these capitalized costs was $0, $0, $53,711, $23,019, $78,693, $48,001 and $17,309 as of March 31, 2010, 2009, 2008, 2007, 2006, 2005 and 2004, respectively. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time.

Reimbursement of costs incurred by of the General Partner or by an affiliate of Associates in connection with the acquisition of Local Limited Partnerships.  These reimbursements have not exceeded 2% of the gross proceeds.  At the end of all periods presented, the Partnership incurred acquisition costs of $263,060, which have been included in investments in Local Limited Partnerships. Accumulated amortization was $0, $0, $0, $0, $22,528, $13,760 and $4,992 as of March 31, 2010, 2009, 2008, 2007, 2006, 2005 and 2004, respectively. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time.

An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.   Management fees of $91,900, $91,900, $91,900, $91,900, $91,900, $77,335 and $27,168 were incurred during the years ended March 31, 2010, 2009, 2008, 2007, 2006, 2005 and 2004, respectively, of which $10,000, $20,000, $17,500, $11,250, $18,750, $15,000 and $0 were paid, respectively.

A subordinated disposition fee in an amount equal to 1% of the sale price of real estate sold by the Local Limited Partnerships.  Payment of this fee is subordinated to the Limited Partners receiving distributions equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and is payable only if services are rendered in the sales effort.  No such fee was incurred for all periods presented.

The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership.  Operating expense reimbursements were $2,266, $9,009, $30,873, $31,707, $25,741, $44,987 and $13,409 during the years ended March 31, 2010, 2009, 2008, 2007, 2006, 2005 and 2004, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2010, 2009, 2008, 2007, 2006, 2005 and 2004

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

WNC Holding, LLC (“Holding”), a wholly owned subsidiary of Associates, acquires investments in Local Limited Partnerships using funds from a secured warehouse line of credit.  Such investments are warehoused by Holding until transferred to syndicated partnerships as investors are identified.  The transfer of the warehoused investments is typically achieved through the admittance of the syndicated partnership as the Limited Partner of the Local Limited Partnership and the removal of Holding as the Limited Partner.  Consideration paid to Holding for the transfer of its interest in the Local Limited Partnership generally consists of cash reimbursement of capital contribution installment(s) paid to the Local Limited Partnerships by Holding, assumption of the remaining capital contributions payable due to the Local Limited Partnership and financing costs and interest charged by Holding.  For all periods presented the Partnership incurred financing costs of $7,252 and interest of $65,823 which are included in investments in Local Limited Partnerships.  The accumulated amortization of these financing costs and interest was $0, $0, $1,687, $723, $6,699, $4,263 and $1,827 as of March 31, 2010, 2009, 2008, 2007, 2006, 2005 and 2004, respectively.  Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership. If an impairment loss related to the capitalized warehouse interest and costs are recorded, the accumulated amortization is reduced to zero at that time.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	March 31,
	2010	2009	2008	2007	2006	2005	2004

Asset management fee payable	$471,503	$389,603	$317,703	$243,302	$162,653	$89,503	$27,209
Due to affiliate	41	41	41	41	41	41	-
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	6,449	609	3,060	17,440	29,821	9,157	2,326

Total	$477,993	$390,253	$320,804	$260,783	$192,515	$98,701	$29,535

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through May 31, 2012.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2010, 2009, 2008, 2007, 2006, 2005 and 2004

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31 (rounded):

	June 30	September 30	December 31	March 31
2010

Income	$-	$-	$2,000	$-

Operating expenses	(945,000)	(26,000)	(25,000)	(25,000)

Loss from operations	(945,000)	(26,000)	(23,000)	(25,000)

Equity in losses of Local Limited Partnerships	(97,000)	(97,000)	(97,000)	(97,000)

Net loss	(1,042,000)	(123,000)	(120,000)	(122,000)

Net loss available to Limited Partners	(1,041,000)	(123,000)	(120,000)	(122,000)

Net loss per Partnership Unit	(79)	(9)	(9)	(9)

	June 30	September 30	December 31	March 31
2009
Income	$5,000	$2,000	$-	$-

Operating expenses	(1,551,000)	(23,000)	(26,000)	(26,000)

Loss from operations	(1,546,000)	(21,000)	(26,000)	(26,000)

Equity in losses of Local Limited Partnerships	(104,000)	(104,000)	(104,000)	(105,000)

Interest income	-	1,000	-	-

Net loss	(1,650,000)	(124,000)	(130,000)	(131,000)

Net loss available to Limited Partners	(1,648,000)	(124,000)	(130,000)	(131,000)

Net loss per Partnership Unit	(125)	(10)	(10)	(10)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2010, 2009, 2008, 2007, 2006, 2005 and 2004

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), continued

	June 30	September 30	December 31	March 31
2008

Income	$-	$4,000	$-	$2,000

Operating expenses	(404,000)	(43,000)	(31,000)	(34,000)

Loss from operations	(404,000)	(39,000)	(31,000)	(32,000)

Equity in losses of Local Limited Partnerships	(80,000)	(80,000)	(80,000)	(82,000)

Interest income	3,000	2,000	2,000	2,000

Net loss	(481,000)	(117,000)	(109,000)	(112,000)

Net loss available to Limited Partners	(481,000)	(117,000)	(109,000)	(112,000)

Net loss per Partnership Unit	(37)	(9)	(8)	(8)

2007	June 30	September 30	December 31	March 31

Income	$1,000	$-	$-	$-

Operating expenses	(312,000)	(46,000)	(32,000)	(34,000)

Loss from operations	(311,000)	(46,000)	(32,000)	(34,000)

Equity in losses of Local Limited Partnerships	(82,000)	(82,000)	(82,000)	(83,000)

Interest income	4,000	4,000	4,000	2,000

Net loss	(389,000)	(124,000)	(110,000)	(108,000)

Net income (loss) available to Limited Partners	(389,000)	(124,000)	(110,000)	(108,000)

Net income (loss) per Partnership Unit	(30)	(9)	(8)	(8)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2010, 2009, 2008, 2007, 2006, 2005 and 2004

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), continued

	June 30	September 30	December 31	March 31
2006

Income	$-	$-	$1,000	$2,000

Operating expenses	(41,000)	(46,000)	(37,000)	(47,000)

Loss from operations	(41,000)	(46,000)	(36,000)	(45,000)

Equity in losses of Local Limited Partnerships	(53,000)	(53,000)	(56,000)	(195,000)

Interest income	4,000	4,000	4,000	3,000

Net loss	(90,000)	(95,000)	(88,000)	(237,000)

Net loss available to Limited Partners	(89,000)	(95,000)	(88,000)	(237,000)

Net loss per Partnership Unit	(7)	(7)	(7)	(18)

	June 30	September 30	December 31	March 31

2005

Income	$-	$-	$-	$-

Operating expenses	(33,000)	(48,000)	(55,000)	(29,000)

Loss from operations	(33,000)	(48,000)	(55,000)	(29,000)

Equity in losses of Local Limited Partnerships	(31,000)	(63,000)	(35,000)	(122,000)

Interest income	11,000	8,000	4,000	4,000

Net loss	(53,000)	(103,000)	(86,000)	(147,000)

Net loss available to Limited Partners	(53,000)	(103,000)	(86,000)	(147,000)

Net loss per Partnership Unit	(4)	(8)	(7)	(11)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2010, 2009, 2008, 2007, 2006, 2005 and 2004

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) CONTINUED

	June 30	September 30	December 31	March 31
2004

Income	$-	$-	$-	$-

Operating expenses	(4,000)	(21,000)	(20,000)	(22,000)

Loss from operations	(4,000)	(21,000)	(20,000)	(22,000)

Equity in income (losses) of Local Limited Partnerships	-	(64,000)	(94,000)	30,000

Interest income	-	1,000	1,000	4,000

Net income (loss)	(4,000)	(84,000)	(113,000)	12,000

Net income (loss) available to Limited Partners	(4,000)	(84,000)	(113,000)	12,000

Net income (loss) per Partnership Unit	(2)	(13)	(10)	2

NOTE 5 – PAYABLES TO LOCAL LIMTED PARTNERSHIPS

Payables to Local Limited Partnerships represent amounts which are due at various times based on conditions specified in the Local Limited Partnership agreements.  These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership’s initial investment). As of March 31, 2010, 2009, 2008, 2007, 2006, 2005 and 2004, $4,233, $4,233, $4,233, $4,233, $83,318, $633,165 and $1,822,497, respectively, remain payable to the Local Limited Partnerships.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

NONE

Item 9A(T). Controls and Procedures

(a)           Evaluation of disclosure controls and procedures

As of the end of the periods covered by this report, the Partnership’s General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates, carried out an evaluation of the effectiveness of the Partnership’s “disclosure controls and procedures” as defined in Securities Exchange Act of 1934 Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Partnership’s disclosure controls and procedures were not effective to ensure that material information required to be disclosed in the Partnership’s periodic report filings with SEC is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, consistent with the definition of “disclosure controls and procedures” under the Securities Exchange Act of 1934.

The Partnership must rely on the Local Limited Partnerships to provide the Partnership with certain information necessary to the timely filing of the Partnership’s periodic reports. Factors in the accounting at the Local Limited Partnerships have caused delays in the provision of such information during past reporting periods, and resulted in the Partnership’s inability to file its periodic reports in a timely manner.

Once the Partnership has received the necessary information from the Local Limited Partnerships, the Chief Executive Officer and the Chief Financial Officer of Associates believe that the material information required to be disclosed in the Partnership’s periodic report filings with SEC is effectively recorded, processed, summarized and reported, albeit not in a timely manner. Going forward, the Partnership will use the means reasonably within its power to impose procedures designed to obtain from the Local Limited Partnerships the information necessary to the timely filing of the Partnership’s periodic reports.

(b)           Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2010, 2009, 2008, 2007, 2006, 2005 and 2004. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;
(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States, and that the Partnership’s receipts and expenditures are being made only in accordance with authorization of the management of Associates; and

(3)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

All internal control processes, no matter how well designed, have inherent limitations. Therefore, even those processes determined to be effective can provide only reasonable assurance with respect to the reliability of financial statement preparation and presentation. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures,” the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2010, 2009, 2008, 2007, 2006, 2005 and 2004. This annual report does not include an attestation report of the Partnership’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

For purposes of the Securities Exchange Act of 1934, the term “material weakness” is a deficiency, or a combination of deficiencies, in a reporting company’s internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  For the reasons discussed above in this Item 9A, sub-section (a) under the caption “Disclosure Controls and Procedures,” the Partnership’s internal control over financial reporting has not been effective in permitting timely reporting of the Partnership’s financial information.  Accordingly, the management of Associates believes that this inability to generate timely reports constitutes a material weakness in its internal control over financial reporting.

(c)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the years ended March 31, 2010, 2009, 2008, 2007, 2006, 2005 and 2004 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information

NONE

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

(a)	Identification of Directors, (b) Identification of Executive Officers, (c) Identification of Certain Significant Employees, (d) Family Relationships, and (e) Business Experience

Neither the General Partner nor the Partnership has directors, executives officers or employees of its own.  The business of the Partnership is conducted primarily through Associates.  Associates is a California corporation which was organized in 1971.  The following biographical information is presented for the officers and employees of Associates with principal responsibility for the Partnership’s affairs.

WNC & Associates, Inc. is a California corporation which was organized in 1971. Its officers and significant employees are included in the following list, which also includes certain officers of WNC Capital Corporation:

Wilfred N. Cooper, Sr.	Chairman
Wilfred N. Cooper, Jr.	President and Chief Executive Officer
Michael J. Gaber	Chief Operating Officer and Executive Vice President
David N. Shafer, Esq.	Executive Vice President
Darrick Metz	Senior Vice President - Originations
Melanie R. Wenk	Vice President – Accounting and Finance - Chief Financial Officer
Thomas J. Hollingsworth	Vice President – Portfolio Management
Paula Hall	Vice President – Asset Management
Christine A. Cormier	Vice President – Fund Management
Gregory S. Hand	Vice President – Acquisitions
Kelly Henderson	Vice President – Acquisitions
Thomas F. Maxwell	Vice President – Originations
Kay L. Cooper	Director of WNC & Associates, Inc.
Jennifer E. Cooper	Director of WNC & Associates, Inc.

In addition to Wilfred N. Cooper, Sr., the directors of WNC & Associates, Inc. are Wilfred N. Cooper, Jr., Kay L. Cooper and Jennifer E. Cooper.

Wilfred N. Cooper, Sr., age 80, is the founder and Chairman of the Board of Directors of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by WNC & Associates, Inc. Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives on matters pertaining to the affordable housing industry. Mr. Cooper is a Life Director of the National Association of Home Builders (“NAHB”), a National Trustee for NAHB’s Political Action Committee, and a past Chairman of NAHB’s Multifamily Council. He is a Life Trustee of the National Housing Conference, and a co-founder and Director Emeritus of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 48, is President, Chief Executive Officer, Secretary, a Director and a member of the Acquisition Committee of WNC & Associates, Inc. He is President and a Director of, and a registered principal with, WNC Capital Corporation. He has been involved in real estate investment and acquisition activities since 1988 when he joined WNC & Associates, Inc. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper serves on the Orange County Advisory Board of U.S. Bank and the New York State Association for Affordable Housing, the Board of Trustees of NHC, and the Tax Policy Council of the National Trust for Historic Preservation.  He is a member of the Urban Land Institute and of Vistage International, a global network of business leaders and chief executives. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

Michael J. Gaber, age 44, is Chief Operating Officer, an Executive Vice President, chair of the Acquisition Committee and oversees the Property Acquisition and Investment Management groups of WNC & Associates, Inc. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with WNC & Associates, Inc. since 1997. Prior to joining WNC & Associates, Inc., he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with a large financial institution. Mr. Gaber is a member of the Housing Credit Group of NAHB and of National Housing and Rehabilitation Association (“NH&RA”). Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration – Finance.

David N. Shafer, age 58, is an Executive Vice President, chair of the Portfolio Disposition Committee, a member of the Acquisition Committee and oversees the New Markets Tax Credit group of WNC & Associates, Inc. Mr. Shafer has been active in the real estate industry since 1984. Before joining WNC & Associates, Inc. in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and past President of the California Council of Affordable Housing, a Director of the Council for Affordable and Rural Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree cum laude and from the University of San Diego in 1986 with a Master of Laws degree in Taxation.

Darrick Metz, age 40, is Senior Vice President – Originations of WNC & Associates, Inc. He has been involved in multifamily property underwriting, acquisition and investment activities since 1991. Prior to joining WNC in 1999, he was employed by a Minnesota development company specializing in Tax Credit and market rate multifamily projects. Mr. Metz also worked with the Minnesota Housing Finance Agency (“MHFA”), where he held the position of Senior Housing Development Officer. While at MHFA, he was responsible for the allocation of Tax Credits, HOME funds and state loan products. Mr. Metz is active in the Qualified Allocation Plan Tax Credit Advisory Committee for the Wisconsin Housing and Economic Development Authority, a member of MHFA’s Multifamily Technical Assistance and a board member of NH&RA. He graduated from St. Cloud State University in 1993 with a Bachelor of Science degree in finance/economics.

Melanie R. Wenk, age 42, is Vice President – Accounting and Finance – Chief Financial Officer of WNC & Associates, Inc. She oversees WNC’s corporate and partnership accounting group, which is responsible for SEC reporting and New Markets Tax Credit compliance. Prior to joining WNC in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona in 1999 with a Bachelor of Science degree in accounting.

Thomas J. Hollingsworth, age 60, is Vice President – Portfolio Management, a member of the Acquisition Committee, and oversees the portfolio management group of WNC & Associates, Inc. Mr. Hollingsworth has been involved in real estate acquisitions, operations and syndication of multifamily properties for over 28 years. Prior to joining WNC in 2005, he was the senior workout specialist at Key Corporation Housing Management, Inc., a division of Key Bank. He has also been responsible for structuring several tax sheltered multifamily acquisitions during his career. Mr. Hollingsworth graduated from the University of Utah in 1973 with a Bachelor of Science degree (cum laude) in Business Administration.

Paula Hall, age 44, is Vice President – Asset Management, a member of the Acquisition Committee, and oversees the asset management group of WNC & Associates, Inc. She joined WNC in 1997 and has more than 21 years of property management experience. Ms. Hall is a Certified Occupancy Specialist (CPO), Housing Credit Certified Professional (HCCP), and Certified Property Manager (CPM) candidate. Prior to joining WNC, she was a property manager for NHP Property Management (AIMCO) where she oversaw operations, training and development.

Christine A. Cormier, age 52, is Vice President – Fund Management, a member of the Placement Committee and the Disposition Committee, and oversees the fund management group of WNC & Associates, Inc. Ms. Cormier has been active in the real estate industry since 1985. Prior to joining WNC in 2008, Ms. Cormier was with another major tax credit syndicator for over 12 years where she was the Managing Director of investor relations. Ms. Cormier graduated from Bentley University in 1982 with a Bachelor of Science degree (summa cum laude) in accounting and computer science.

Gregory S. Hand, age 47, is Vice President – Acquisitions and oversees the property underwriting activities of the Irvine office of WNC & Associates, Inc. Mr. Hand has been involved in real estate analysis, development and management since 1987. Prior to joining WNC in 1998, he was a portfolio asset manager with a national Tax Credit sponsor with responsibility for the management of $200 million in assets. Prior to that, he was a finance manager with The Koll Company and a financial analyst with The Irvine Company. Mr. Hand graduated from Iowa State University in 1987 with a Bachelor of Business Administration degree in finance.

Kelly Henderson, Esq., age 38, is Vice President – Acquisitions and oversees the property underwriting activities of the New York City office of WNC & Associates, Inc. Prior to joining WNC in 2006, she was Vice President – Acquisitions and Senior Counsel with a national Tax Credit syndicator.  Ms. Henderson has been underwriting Tax Credit properties since 1999. She graduated from the State University of New York at Geneseo in 1993 with a Bachelor of Arts degree in political science, and from the New England School of Law in 1996 with a Juris Doctor degree.  She is licensed to practice law in the States of New York and Massachusetts.

Thomas F. Maxwell, age 59, is Vice President – Originations of the Northeast Region. He has 17 years of experience in the Tax Credit industry, and more than 30 years of real estate experience, including originating, structuring and closing all types of affordable housing developments. Prior to joining WNC in 2009, he served as a team leader for a national Tax Credit syndicator for nine years. Mr. Maxwell graduated from Case Western Reserve University in 1974 with a Bachelor of Arts degree in English, and from Boston University in 1980 with a Master of Business Administration degree.

Kay L. Cooper, age 73, is a Director of WNC & Associates, Inc. and has not otherwise been engaged in business activities during the previous five years. Kay Cooper was the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products from 1975 until its sale in 1998. She is the wife of Wilfred Cooper, Sr. and the mother of Wilfred Cooper, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Jennifer E. Cooper, age 47, is a Director of WNC & Associates, Inc. and has not otherwise been engaged in business activities during the previous five years. She is the wife of Wilfred Cooper, Jr. and attended the University of Texas from 1981 to 1986.

(f)	Involvement in Certain Legal Proceedings

None.

(g)	Promoters and Control Persons

Inapplicable.

(h)   Audit Committee Financial Expert, and (i) Identification of the Audit Committee

Neither the Partnership nor the General Partners, has an audit committee.

(j)   Changes to Nominating Procedures

Inapplicable.

(k)  Compliance With Section 16(a) of the Exchange Act

       None.

 (l)   Code of Ethics

Associates has adopted a Code of Ethics which applies to the Chief Executive Officer and Chief Financial Officer of Associates.  The Code of Ethics will be provided without charge to any person who requests it.  Such requests should be directed to:  Investor Relations at (714) 662-5565 extension 187.

Item 11.  Executive Compensation

The General Partner and its affiliates are not permitted under Section 5.6 of the Partnership’s Agreement of Limited Partnership (the “Agreement,” incorporated as Exhibit 3.1 to this report) to receive any salary, fees, profits, distributions or allocations from the Partnership or any Local Limited Partnership in which the Partnership invests except as expressly allowed by the Agreement.  The compensation and other economic benefits to the General Partner and its Affiliates provided for in the Agreement are summarized below.

(a)  Compensation for Services

For services rendered by the General Partner or an affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any such affiliate may receive an annual asset management fee not to exceed 0.5% of the invested assets of the Local Limited Partnerships, including the Partnership’s allocable share of the mortgages.  The asset management fee is payable with respect to the previous calendar quarter on the first day of each calendar quarter during the year. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets.  Fees of $91,900, $91,900, $91,900, $91,900, $91,900, $77,335 and $27,168 were incurred during the years ended March 31, 2010, 2009, 2008, 2007, 2006, 2005 and 2004, respectively, of which $10,000, $20,000, $17,500, $11,250, $18,750, $15,000 and $0 were paid during the years ended March 31, 2010, 2009, 2008, 2007, 2006, 2005 and 2004, respectively.

Subject to a number of terms and conditions set forth in the Agreement, the General Partner and its affiliates may be entitled to compensation for services actually rendered or to be rendered in connection with (i) selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnership Interests, (ii) the acquisition or development of Properties for the Local Limited Partnerships, or (iii) property management services actually rendered by the General Partner or its affiliates respecting the Properties owned by Local Limited Partnerships.  The Partnership has completed its investment stage, so no compensation for the services in (i) or (ii) has been paid during the period covered by this report and none will be paid in the future.  None of the services described in (iii) were rendered and no such compensation was payable for such services during the periods covered by this report.

(b)  Operating Expenses

Reimbursement to the General Partner or any of its affiliates of Operating Cash Expenses is subject to specific restrictions in Section 5.3.3 of the Partnership’s Agreement of Limited Partnership (the “Agreement,” incorporated as Exhibit 3.1 to this report).  The Agreement defines “Operating Cash Expenses” as

“ . . . the amount of cash disbursed by the Partnership . . . in the ordinary course of business for the payment of its operating expenses, such as expenses for management, utilities, repair and maintenance, insurance, investor communications, legal, accounting, statistical and bookkeeping services, use of computing or accounting equipment, travel and telephone expenses, salaries and direct expenses of Partnership employees while engaged in Partnership business, and any other operational and administrative expenses necessary for the prudent operation of the Partnership. Without limiting the generality of the foregoing, Operating Cash Expenses shall include fees paid by the Partnership to any General Partner or any Affiliate of a General Partner permitted by this Agreement and the actual cost of goods, materials and administrative services used for or by the Partnership, whether incurred by a General Partner, an Affiliate of a General Partner or a non-Affiliated Person in performing the foregoing functions. As used in the preceding sentence, actual cost of goods and materials means the actual cost of goods and materials used for or by the Partnership and obtained from entities not Affiliated with a General Partner, and actual cost of administrative services means the pro rata cost of personnel (as if such persons were employees of the Partnership) associated therewith, but in no event to exceed the Competitive amount.”

The Agreement provides that no such reimbursement shall be permitted for services for which a General Partner or any of its Affiliates is entitled to compensation by way of a separate fee.  Furthermore, no such reimbursement is to be made for (a) rent or depreciation, utilities, capital equipment or other such administrative items, and (b) salaries, fringe benefits, travel expenses and other administrative items incurred or allocated to any "controlling person" of a General Partner or any Affiliate of a General Partner. For the purposes of Section 5.3.4, "controlling person" includes, but is not limited to, any person, however titled, who performs functions for a General Partner or any Affiliate of a General Partner similar to those of: (1) chairman or member of the board of directors; (2) executive management, such as president, vice president or senior vice president, corporate secretary or treasurer; (3) senior management, such as the vice president of an operating division who reports directly to executive management; or (4) those holding 5% or more equity interest in such General Partner or any such Affiliate of a General Partner or a person having the power to direct or cause the direction of such General Partner or any such Affiliate of a General Partner, whether through the ownership of voting securities, by contract or otherwise.

The unpaid operating expenses reimbursable to the General Partner or its affiliates were $6,449, $609, $3,060, $17,440, $29,821, $9,157 and $2,326 for the years ended March 31, 2010, 2009, 2008, 2007, 2006, 2005 and 2004, respectively.  The Partnership reimbursed the General Partner or its affiliates for operating expenses of $2,266 $9,009, $30,873, $31,707, $25,741, $44,987 and $13,409, during the years ended March 31, 2010, 2009, 2008, 2007, 2006, 2005 and 2004, respectively.

(c)   Interest in Partnership

The General Partner receives 0.1% of the Partnership’s allocated Low Income Housing Tax Credits, which approximated $1,330, $1,330, $1,308, $1,343, $1,125, $706 and $262 for the years ended December 31, 2009, 2008, 2007, 2006, 2005, 2004 and  2003, respectively.  The General Partner is also entitled to receive 0.1% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2010, 2009, 2008, 2007,  2006, 2005 and 2004.  The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 10% and the Limited Partners 90% of any remaining proceeds.  There were no such distributions of cash to the General Partner during the years ended March 31, 2010, 2009, 2008, 2007, 2006, 2005 and 2004.

(d)   Subordinated Disposition Fee

A subordinated disposition fee in an amount equal to 1% of the sale price of real estate sold by the Local Limited Partnerships.  Payment of this fee is subordinated to the Limited Partners receiving distributions equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and is payable only if services are rendered in the sales effort.  No such fee was incurred for all periods presented.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Securities Authorized for Issuance Under Equity Compensation Plans

The Partnership has no compensation plans under which interests in the Partnership are authorized for issuance.

(b)	Security Ownership of Certain Beneficial Owners

No person is known to own beneficially in excess of 5% of the outstanding Partnership Units.

(c)	Security Ownership of Management

Neither the General Partner, Associates, its affiliates, nor any of the officers or directors of the General Partner, Associates or its affiliates own directly or beneficially any Partnership Units.

(d)	Changes in Control

The management and control of Associates and its affiliates may be changed at any time in accordance with its respective organizational documents, without the consent or approval of the Limited Partners.  In addition, the Partnership Agreement provides for the admission of one or more additional and successor General Partners in certain circumstances.

First, with the consent of the General Partner and a majority-in-interest of the Limited Partners, the General Partner may designate one or more persons to be successor or additional General Partners. In addition, the General Partner may, without the consent of the Limited Partners, (i) substitute in its stead as General Partner any entity which has, by merger, consolidation or otherwise, acquired substantially all of its assets, stock or other evidence of equity interest and continued its business, or (ii) cause to be admitted to the Partnership an additional General Partner or Partners if it deems such admission to be necessary or desirable so that the Partnership will be classified a partnership for Federal income tax purposes.  Finally, a majority-in-interest of the Limited Partners may at any time remove the General Partner of the Partnership and elect a successor General Partner.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

(a)
The General Partner manages all of the Partnership’s affairs.  The transactions with the General Partner are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, reimbursement of expenses, and the General Partner’s interests in the Partnership, as discussed in Item 11 and in the notes to the Partnership’s financial statements.

(b)	The Partnership has no directors.

Item 14.  Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firm for the years ended March 31:

	2010	2009	2008	2007	2006	2005	2004
Audit Fees	$-	$-	$9,765	$11,625	$20,105	$23,225	$1,000
Audit-related Fees	-	-	-	-	-	-	-
Tax Fees	3,035	2,890	2,755	2,625	2,500	2,075	-
All Other Fees	-	-	-	-	-	-	-
TOTAL	$3,035	$2,890	$12,520	$14,250	$22,105	$25,300	$1,000

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are preapproved by the General Partner.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)	List of Financial statements included in Part II hereof

Balance Sheets, March 31, 2010, 2009, 2008, 2007, 2006, 2005 and 2004
Statements of Operations for the years ended March 31, 2010, 2009, 2008, 2007, 2006, 2005 and 2004
Statements of Partners’ Equity (Deficit) for the years ended March 31, 2010, 2009, 2008, 2007, 2006, 2005 and 2004
Statements of Cash Flows for the years ended March 31, 2010, 2009, 2008, 2007, 2006, 2005 and 2004
Notes to Financial Statements

(a)(2)	List of Financial statement schedules included in Part IV hereof:

Schedule III, Real Estate Owned by Local Limited Partnerships

(a)(3)	Exhibits.

3.1
Articles of incorporation and by-laws: The registrant is not incorporated.  The Partnership Agreement filed as Exhibit 28.1 to Form 10-K for fiscal year ended December 31, 1995 is hereby incorporated herein by reference as Exhibit 3.1.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

99.1
Second Amendment to the Amended and Restated Agreement of Limited Partnership of Catoosa Senior Village, L.P. as exhibit 10.3 to Form 8-K/A Current Report dated September 5, 2003 is herein incorporated by reference as exhibit 99.1.

99.2	Amended and Restated Agreement of Limited Partnership of Humboldt Village, L.P. as exhibit 99.1 to Form 8-K Current Report dated June 8, 2004 is herein incorporated by reference as exhibit 99.2.

99.3
Financial Statements of Catoosa Senior Village, L.P., as of and for the years ended December 31, 2005, 2004 and 2003 together with Independent Auditors’ Report thereon; a significant subsidiary of the Partnership. (filed herewith)

99.4
Financial Statements of Starlight, L.P., as of and for the years ended December 31, 2009, 2008, 2007, 2006, 2005, 2004 and 2003 together with Independent Auditors’ Report thereon; a significant subsidiary of the Partnership. (filed herewith)

WNC Housing Tax Credit Fund VI, L.P., Series 10
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2010
		As of March 31, 2010		Initial Cost to Partnership			As of December 31, 2009
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value

Catoosa Senior Village, L.P.	Calhoun, Georgia	$ 1,997,000	$ 1,997,000	$ 456,000	$ 4,352,000	$ 9,000	$ 2,281,000	$ 456,000	$ 4,361,000	$ 956,000	$ 3,861,000

FDI-Green Manor 2003, Ltd.	Hempstead, Texas	617,000	613,000	27,000	1,734,000	36,000	1,118,000	27,000	1,770,000	243,000	1,554,000

FDI-Pine Meadows 2003, Ltd.	Prairie View, Texas	668,000	668,000	47,000	1,693,000	61,000	1,045,000	47,000	1,754,000	244,000	1,557,000

Humboldt Village, L.P.	Winnemucca, Nevada	1,713,000	1,713,000	79,000	4,223,000	37,000	2,311,000	79,000	4,260,000	748,000	3,591,000

Melodie Meadows Associates, Ltd.	Glencoe, Alabama	1,569,000	1,569,000	209,000	2,693,000	1,000	1,215,000	209,000	2,694,000	550,000	2,353,000

Starlight Place, L.P.	Americus, Georgia	3,258,000	3,258,000	249,000	4,396,000	38,000	369,000	249,000	4,434,000	685,000	3,998,000

		$ 9,822,000	$ 9,818,000	$ 1,067,000	$ 19,091,000	$ 182,000	$ 8,339,000	$ 1,067,000	$ 19,273,000	$ 3,426,000	$ 16,914,000

WNC Housing Tax Credit Fund VI, L.P., Series 10
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2010
	For the Year Ended December 31, 2009
Local Limited Partnership Name	Rental Income	Net Loss	Year Investment Acquired	Estimated Useful Life (Years)

Catoosa Senior Village, L.P.	$ 271,000	$ (101,000)	2003	40

FDI-Green Manor 2003, Ltd.	146,000	(44,000)	2004	40

FDI-Pine Meadows 2003, Ltd.	266,000	(1,000)	2004	40

Humboldt Village, L.P.	349,000	(81,000)	2004	40

Melodie Meadows Associates, Ltd.	140,000	(62,000)	2003	40

Starlight Place, L.P.	249,000	(106,000)	2004	40

	$1,421,000	$ (395,000)

WNC Housing Tax Credit Fund VI, L.P., Series 10
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2009
		As of March 31, 2009		Initial Cost to Partnership			As of December 31, 2008
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value

Catoosa Senior Village, L.P.	Calhoun, Georgia	$ 1,997,000	$ 1,997,000	$ 456,000	$ 4,352,000	$ 1,000	$ 2,297,000	$ 456,000	$ 4,353,000	$ 804,000	$ 4,004,000

FDI-Green Manor 2003, Ltd.	Hempstead, Texas	617,000	613,000	27,000	1,734,000	32,000	1,132,000	27,000	1,766,000	196,000	1,597,000

FDI-Pine Meadows 2003, Ltd.	Prairie View, Texas	668,000	668,000	47,000	1,693,000	51,000	1,061,000	47,000	1,744,000	196,000	1,595,000

Humboldt Village, L.P.	Winnemucca, Nevada	1,713,000	1,713,000	79,000	4,223,000	31,000	2,332,000	79,000	4,254,000	610,000	3,723,000

Melodie Meadows Associates, Ltd.	Glencoe, Alabama	1,569,000	1,569,000	209,000	2,693,000	1,000	1,216,000	209,000	2,694,000	469,000	2,434,000

Starlight Place, L.P.	Americus, Georgia	3,258,000	3,258,000	249,000	4,396,000	38,000	371,000	249,000	4,434,000	532,000	4,151,000

		$ 9,822,000	$ 9,818,000	$ 1,067,000	$ 19,091,000	$ 154,000	$ 8,409,000	$ 1,067,000	$ 19,245,000	$ 2,808,000	$ 17,504,000

WNC Housing Tax Credit Fund VI, L.P., Series 10
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2009
	For the Year Ended December 31, 2008
Local Limited Partnership Name	Rental Income	Net Loss	Year Investment Acquired	Estimated Useful Life (Years)

Catoosa Senior Village, L.P.	$ 250,000	$ (119,000)	2003	40

FDI-Green Manor 2003, Ltd.	161,000	(52,000)	2004	40

FDI-Pine Meadows 2003, Ltd.	238,000	(17,000)	2004	40

Humboldt Village, L.P.	362,000	(67,000)	2004	40

Melodie Meadows Associates, Ltd.	135,000	(62,000)	2003	40

Starlight Place, L.P.	236,000	(106,000)	2004	40

	$ 1,382,000	$ (423,000)

WNC Housing Tax Credit Fund VI, L.P., Series 10
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2008
		As of March 31, 2008		Initial Cost to Partnership			As of December 31, 2007
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value

Catoosa Senior Village, L.P.	Calhoun, Georgia	$ 1,997,000	$ 1,997,000	$ 456,000	$ 4,352,000	$ 1,000	$ 2,313,000	$ 456,000	$ 4,353,000	$ 655,000	$ 4,154,000

FDI-Green Manor 2003, Ltd.	Hempstead, Texas	617,000	613,000	27,000	1,734,000	$ 12,000	1,145,000	27,000	1,746,000	150,000	1,623,000

FDI-Pine Meadows 2003, Ltd.	Prairie View, Texas	668,000	668,000	47,000	1,693,000	35,000	1,075,000	47,000	1,728,000	147,000	1,628,000

Humboldt Village, L.P.	Winnemucca, Nevada	1,713,000	1,713,000	79,000	4,223,000	9,000	2,353,000	79,000	4,232,000	466,000	3,845,000

Melodie Meadows Associates, Ltd.	Glencoe, Alabama	1,569,000	1,569,000	209,000	2,693,000	1,000	1,223,000	209,000	2,694,000	388,000	2,515,000

Starlight Place, L.P.	Americus, Georgia	3,258,000	3,258,000	249,000	4,396,000	38,000	372,000	249,000	4,434,000	379,000	4,304,000

		$ 9,822,000	$ 9,818,000	$ 1,067,000	$ 19,091,000	$ 96,000	$ 8,481,000	$ 1,067,000	$ 19,187,000	$ 2,185,000	$ 18,069,000

WNC Housing Tax Credit Fund VI, L.P., Series 10
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2008
	For the Year Ended December 31, 2007
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Estimated Useful Life (Years)

Catoosa Senior Village, L.P.	$ 241,000	$ (103,000)	2003	40

FDI-Green Manor 2003, Ltd.	137,000	(41,000)	2004	40

FDI-Pine Meadows 2003, Ltd.	258,000	12,000	2004	40

Humboldt Village, L.P.	360,000	(53,000)	2004	40

Melodie Meadows Associates, Ltd.	127,000	(78,000)	2003	40

Starlight Place, L.P.	230,000	(63,000)	2004	40

	$1,353,000	$(326,000)

WNC Housing Tax Credit Fund VI, L.P., Series 10
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2007
		As of March 31, 2007		Initial Cost to Partnership			As of December 31, 2006
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value

Catoosa Senior Village, L.P.	Calhoun, Georgia	$ 1,997,000	$ 1,997,000	$ 456,000	$ 4,352,000	$ 1,000	$ 2,331,000	$ 456,000	$ 4,353,000	$ 503,000	$ 4,306,000

FDI-Green Manor 2003, Ltd.	Hempstead, Texas	617,000	613,000	27,000	1,734,000	8,000	1,158,000	27,000	1,742,000	106,000	1,663,000

FDI-Pine Meadows 2003, Ltd.	Prairie View, Texas	668,000	668,000	47,000	1,693,000	26,000	1,089,000	47,000	1,719,000	103,000	1,663,000

Humboldt Village, L.P.	Winnemucca, Nevada	1,713,000	1,713,000	79,000	4,223,000	9,000	2,376,000	79,000	4,232,000	322,000	3,989,000

Melodie Meadows Associates, Ltd.	Glencoe, Alabama	1,569,000	1,569,000	209,000	2,693,000	1,000	1,227,000	209,000	2,694,000	307,000	2,596,000

Starlight Place, L.P.	Americus, Georgia	3,258,000	3,258,000	249,000	4,396,000	38,000	374,000	249,000	4,434,000	226,000	4,457,000

		$ 9,822,000	$ 9,818,000	$ 1,067,000	$ 19,091,000	$ 83,000	$ 8,555,000	$ 1,067,000	$ 19,174,000	$ 1,567,000	$ 18,674,000

WNC Housing Tax Credit Fund VI, L.P., Series 10
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2007
	For the Year Ended December 31, 2006
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Estimated Useful Life (Years)

Catoosa Senior Village, L.P.	$ 233,000	$ (127,000)	2003	40

FDI-Green Manor 2003, Ltd.	153,000	(12,000)	2004	40

FDI-Pine Meadows 2003, Ltd.	252,000	25,000	2004	40

Humboldt Village, L.P.	402,000	(9,000)	2004	40

Melodie Meadows Associates, Ltd.	122,000	(74,000)	2003	40

Starlight Place, L.P.	217,000	(133,000)	2004	40

	$ 1,379,000	$ (330,000)

WNC Housing Tax Credit Fund VI, L.P., Series 10
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2006
		As of March 31, 2006		Initial Cost to Partnership			As of December 31, 2005
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building and Equipment	Accumulated Depreciation	Net Book Value

Catoosa Senior Village, L.P.	Calhoun, Georgia	$ 1,997,000	$ 1,997,000	$ 456,000	$ 4,352,000	$ 1,000	$ 2,349,000	$ 456,000	$ 4,353,000	$ 352,000	$ 4,457,000

FDI-Green Manor 2003, Ltd.	Hempstead, Texas	617,000	534,000	27,000	1,734,000	5,000	1,169,000	27,000	1,739,000	61,000	1,705,000

FDI-Pine Meadows 2003, Ltd.	Prairie View, Texas	668,000	668,000	47,000	1,693,000	12,000	1,101,000	47,000	1,705,000	59,000	1,693,000

Humboldt Village, L.P.	Winnemucca, Nevada	1,713,000	1,713,000	79,000	4,223,000	8,000	2,396,000	79,000	4,231,000	178,000	4,132,000

Melodie Meadows Associates, Ltd.	Glencoe, Alabama	1,569,000	1,569,000	209,000	2,693,000	1,000	1,231,000	209,000	2,694,000	227,000	2,676,000

Starlight Place, L.P.	Americus, Georgia	3,258,000	3,258,000	249,000	4,396,000	-	375,000	249,000	4,396,000	75,000	4,570,000

		$ 9,822,000	$ 9,739,000	$ 1,067,000	$ 19,091,000	$ 27,000	$ 8,621,000	$ 1,067,000	$ 19,118,000	$ 952,000	$ 19,233,000

WNC Housing Tax Credit Fund VI, L.P., Series 10
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2006
	For the Year Ended December 31, 2005
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Estimated Useful Life (Years)

Catoosa Senior Village, L.P.	$ 218,000	$ (121,000)	2003	40

FDI-Green Manor 2003, Ltd.	147,000	(49,000)	2004	40

FDI-Pine Meadows 2003, Ltd.	247,000	(29,000)	2004	40

Humboldt Village, L.P.	409,000	12,000	2004	40

Melodie Meadows Associates, Ltd.	121,000	(74,000)	2003	40

Starlight Place, L.P.	106,000	(94,000)	2004	40

	$ 1,248,000	$ (355,000)

WNC Housing Tax Credit Fund VI, L.P., Series 10
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005
		As of March 31, 2005		Initial Cost to Partnership			As of December 31, 2004
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building, Construction in Progress & Equipment	Accumulated Depreciation	Net Book Value

Catoosa Senior Village, L.P.	Calhoun, Georgia	$ 1,997 ,000	$ 1,997,000	$ 456,000	$ 4,352,000	$ 1 ,000	$ 2,366,000	$ 456,000	$ 4,353,000	$ 201,000	$ 4,608,000

FDI-Green Manor 2003, Ltd.	Hempstead, Texas	617,000	408,000	27,000	1,734,000	-	1,179,000	27,000	1,734,000	18,000	1,743,000

FDI-Pine Meadows 2003, Ltd.	Prairie View, Texas	687,000	567,000	47,000	1,693,000	-	1,112,000	47,000	1,693,000	15,000	1,725,000

Humboldt Village, L.P.	Winnemucca, Nevada	1,739,000	1,579,000	79,000	4,223,000	-	2,414,000	79,000	4,223,000	35,000	4,267,000

Melodie Meadows Associates, Ltd.	Glencoe, Alabama	1,569,000	1,569,000	209,000	2,693,000	1,000	1,244,000	209,000	2,694,000	145,000	2,758,000

Starlight Place, L.P.	Americus, Georgia	3,258,000	3,114,000	249,000*	2,611,000*	-	-	249,000	2,611,000	-	2,860,000
		$ 9,867,000	$ 9,234,000	$ 1,067,000	$ 17,306,000	$ 2,000	$ 8,315,000	$ 1,067,000	$ 17,308,000	$ 414,000	$ 17,961,000

* The Local Limited Partnership is still under construction therefore significant additional costs are going to be incurred.

WNC Housing Tax Credit Fund VI, L.P., Series 10
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005
	For the Year Ended December 31, 2004
Local Limited Partnership Name	Rental Income	Net Loss	Year Investment Acquired	Status	Estimated Useful Life (Years)

Catoosa Senior Village, L.P.	$ 215,000	$ (115,000)	2003	Completed	40

FDI-Green Manor 2003, Ltd.	82,000	(11,000)	2004	Completed	40

FDI-Pine Meadows 2003, Ltd.	126,000	(9,000)	2004	Completed	40

Humboldt Village, L.P.	199,000	(14,000)	2004	Completed	40

Melodie Meadows Associates, Ltd.	117 ,000	(66,000)	2003	Completed	40

Starlight Place, L.P.	**	**	2004	Construction	40
	$ 739 ,000	$ (215,000)

** As of December 31, 2004 the Local Limited Partnership was under construction.

WNC Housing Tax Credit Fund VI, L.P., Series 10
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004
		As of March 31, 2004		As of December 31, 2003
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building, Construction in Progress & Equipment	Accumulated Depreciation	Net Book Value

Catoosa Senior Village, L.P.	Calhoun, Georgia	$ 1,997,000	$ 1,579,000	$ 2,382,000	$ 456,000	$ 4,353,000	$ 50,000	$ 4,758,000

Humboldt Village, L.P.	Winnemucca, Nevada	1,754,000	350,000	**	**	**	**	**

Melodie Meadows Associates, Ltd.	Glencoe, Alabama	1,569,000	1,568,000	1,243,000	209,000	2,693,000	65,000	2,837,000

		$ 5,320,000	$ 3,497,000	$ 3,625,000	$ 665,000	$ 7,045,000	$ 115,000	$ 7,595,000

**  The Local Limited Partnership was not acquired until February 2004.

WNC Housing Tax Credit Fund VI, L.P., Series 10
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004
	For the Year Ended December 31, 2003
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Status	Estimated Useful Life (Years)

Catoosa Senior Village, L.P.	$ 89,000	$ (39,000)	2003	Completed	40

Humboldt Village, L.P.	**	**	2004	**	**

Melodie Meadows Associates, Ltd.	89,000	(64,000)	2003	Completed	40

	$ 178,000	$ (103,000)

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
Wilfred N. Cooper, Jr.,
President of WNC & Associates, Inc.

Date:           May 27, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:           /s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date:          May 27, 2011

By:           /s/ Melanie R. Wenk
Melanie R. Wenk,
Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:          May 27, 2011

By:           /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date:           May 27, 2011

By:           /s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date:         May 27, 2011