Form 10-Q
period 2008-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 10
filed 2011-05-27
CIK 1156815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
For the quarterly period ended September 30, 2008
For the quarterly period ended December 31, 2008

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
Yes ___No _X___

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)
INDEX TO FORM 10-Q
 For the quarterly period ended June 30, 2008
For the quarterly period ended September 30, 2008
For the quarterly period ended December 31, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	As of June 30, 2008, September 30, 2008, December 31, 2008 and March 31, 2008	3

	Condensed Statements of Operations
	For the Three Months Ended June 30, 2008 and 2007	4
	For the Three and Six Months Ended September 30, 2008 and 2007	5
	For the Three and Nine Months Ended December 31, 2008 and 2007	6

	Condensed Statements of Partners' Equity (Deficit)
	For the Three Months Ended June 30, 2008	7
	For the Six Months Ended September 30, 2008	7
	For the Nine Months Ended December 31, 2008	7

	Condensed Statements of Cash Flows
	For the Three Months Ended June 30, 2008 and 2007	8
	For the Six Months Ended September 30, 2008 and 2007	9
	For the Nine Months Ended December 31, 2008 and 2007	10

	Notes to Condensed Financial Statements	11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	27

Item 4T.	Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	(Removed and Reserved)	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

Signatures		29

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2008
ASSETS
Cash and cash equivalents	$271,874	$259,540	$259,761	$261,019
Investments in Local Limited Partnerships, net (Notes 2 and 3)	7,220,719	7,116,836	7,012,549	8,857,368
Other assets	6,300	6,300	6,300	6,300

Total Assets	$7,498,893	$7,382,676	$7,278,610	$9,124,687

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$344,950	$353,694	$379,823	$320,804
Payables to Local Limited Partnerships (Note 4)	4,233	4,233	4,233	4,233

Total Liabilities	349,183	357,927	384,056	325,037

Partners’ Equity (Deficit):
General Partner	(4,194)	(4,319)	(4,449)	(2,544)
Limited Partners (25,000 Partnership Units authorized; 13,153 Partnership Units issued and outstanding)	7,153,904	7,029,068	6,899,003	8,802,194

Total Partners’ Equity (Deficit)	7,149,710	7,024,749	6,894,554	8,799,650

Total Liabilities and Partners’ Equity (Deficit)	$7,498,893	$7,382,676	$7,278,610	$9,124,687

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2008 and 2007
(Unaudited)

	2008	2007
	Three Months	Three Months

Reporting fees	$5,302	$-

Operating expenses and loss:
Amortization (Note 2)	7,914	7,914
Asset management fees (Note 3)	22,975	22,975
Impairment loss (Note 2)	1,519,347	372,414
Other	1,171	810

Total operating expenses and loss	1,551,407	404,113

Loss from operations	(1,546,105)	(404,113)

Equity in losses of Local Limited Partnerships (Note 2)	(104,287)	(80,492)

Interest income	452	2,831

Net loss	$(1,649,940)	$(481,774)

Net loss allocated to:
General Partner	$(1,650)	$(482)

Limited Partners	$(1,648,290)	$(481,292)

Net loss per Partnership Unit	$(125)	$(37)

Outstanding weighted Partnership Units	13,153	13,153

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended September 30, 2008 and 2007
 (Unaudited)

	2008		2007
	Three	Six	Three	Six
	Months	Months	Months	Months

Reporting fees	$1,499	$6,801	$4,300	$4,300

Operating expenses and loss:
Amortization (Note 2)	-	7,914	7,914	15,828
Asset management fees (Note 3)	22,975	45,950	22,975	45,950
Impairment loss (Note 2)	-	1,519,347	-	372,414
Accounting and legal fees	-	-	12,520	12,520
Asset management expenses	-	-	103	103
Other	-	1,171	-	810

Total operating expenses and loss	22,975	1,574,382	43,512	447,625

Loss from operations	(21,476)	(1,567,581)	(39,212)	(443,325)

Equity in losses of Local Limited
Partnerships (Note 2)	(104,287)	(208,574)	(80,492)	(160,984)

Interest income	802	1,254	2,686	5,517

Net loss	$(124,961)	$(1,774,901)	$(117,018)	$(598,792)

Net loss allocated to:
General Partner	$(125)	$(1,775)	$(117)	$(599)

Limited Partners	$(124,836)	$(1,773,126)	$(116,901)	$(598,193)

Net loss per Partnership Unit	$(10)	$(135)	$(9)	$(45)

Outstanding weighted Partnership Units	13,153	13,153	13,153	13,153

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended December 31, 2008 and 2007
 (Unaudited)

	2008		2007
	Three	Nine	Three	Nine
	Months	Months	Months	Months

Reporting fees	$-	$6,801	$-	$4,300

Operating expenses and loss:
Amortization (Note 2)	-	7,914	7,914	23,742
Asset management fees (Note 3)	22,975	68,925	22,975	68,925
Asset management expenses	-	-	-	103
Impairment loss (Note 2)	-	1,519,347	-	372,414
Accounting and legal fees	2,890	2,890	-	12,520
Asset management expenses	-	-	-	103
Other	264	1,435	-	810

Total operating expenses and loss	26,129	1,600,511	30,889	478,514

Loss from operations	(26,129)	(1,593,710)	(30,889)	(474,214)

Equity in losses of Local Limited
Partnerships (Note 2)	(104,287)	(312,861)	(80,492)	(241,476)

Interest income	221	1,475	2,256	7,773

Net loss	$(130,195)	$(1,905,096)	$(109,125)	$(707,917)

Net loss allocated to:
General Partner	$(130)	$(1,905)	$(109)	$(708)

Limited Partners	$(130,065)	$(1,903,191)	$(109,016)	$(707,209)

Net loss per Partnership Unit	$(10)	$(145)	$(9)	$(54)

Outstanding weighted Partnership Units	13,153	13,153	13,153	13,153

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

CONDENSED STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
For the Three Months Ended June 30, 2008, Six Months Ended September 30, 2008
 and Nine Months Ended December 31, 2008
 (Unaudited)

For the Three Months Ended June 30, 2008
	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2008	$(2,544)	$8,802,194	$8,799,650

Net loss	(1,650)	(1,648,290)	(1,649,940)

Partners’ equity (deficit) at June 30, 2008	$(4,194)	$7,153,904	$7,149,710

For the Six Months Ended September 30, 2008
	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2008	$(2,544)	$8,802,194	$8,799,650

Net loss	(1,775)	(1,773,126)	(1,774,901)

Partners’ equity (deficit) at September 30, 2008	$(4,319)	$7,029,068	$7,024,749

For the Nine Months Ended December 31, 2008
	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2008	$(2,544)	$8,802,194	$8,799,650

Net loss	(1,905)	(1,903,191)	(1,905,096)

Partners’ equity (deficit) at December 31, 2008	$(4,449)	$6,899,003	$6,894,554

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2008 and 2007
(Unaudited)

	2008	2007
Cash flows from operating activities:
Net loss	$(1,649,940)	$(481,774)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Amortization	7,914	7,914
Impairment loss	1,519,347	372,414
Equity in losses of Local Limited Partnerships	104,287	80,492
Increase in accrued fees and expenses due to
General Partner and affiliates	24,146	20,035
Net cash provided by (used in) operating activities	5,754	(919)

Cash flows from investing activities:
Distributions received from Local Limited Partnerships	5,101	4,698
Net cash provided by investing activities	5,101	4,698

Net increase in cash and cash equivalents	10,855	3,779

Cash and cash equivalents, beginning of period	261,019	289,760

Cash and cash equivalents, end of period	$271,874	$293,539

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30, 2008 and 2007
(Unaudited)

	2008	2007
Cash flows from operating activities:
Net loss	$(1,774,901)	$(598,792)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization	7,914	15,828
Impairment loss	1,519,347	372,414
Equity in losses of Local Limited Partnerships	208,574	160,984
Increase in accrued fees and expenses due to
General Partner and affiliates	32,890	33,633
Net cash used in operating activities	(6,176)	(15,933)

Cash flows from investing activities:
Distributions received from Local Limited Partnerships	4,697	4,698
Net cash provided by investing activities	4,697	4,698
Net decrease in cash and cash equivalents	(1,479)	(11,235)

Cash and cash equivalents, beginning of period	261,019	289,760

Cash and cash equivalents, end of period	$259,540	$278,525

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 31, 2008 and 2007
(Unaudited)

	2008	2007
Cash flows from operating activities:
Net loss	$(1,905,096)	$(707,917)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization	7,914	23,742
Impairment loss	1,519,347	372,414
Equity in losses of Local Limited Partnerships	312,861	241,476
Increase in accrued fees and expenses due to
General Partner and affiliates	59,019	43,986
Net cash used in operating activities	(5,955)	(26,299)

Cash flows from investing activities:
Distributions received from Local Limited Partnerships	4,697	4,698
Net cash provided by investing activities	4,697	4,698

Net decrease in cash and cash equivalents	(1,258)	(21,601)

Cash and cash equivalents, beginning of period	261,019	289,760

Cash and cash equivalents, end of period	$259,761	$268,159

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
December 31, 2008
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended June 30, 2008, six months ended September 30, 2008 and nine months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2008.

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
For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
December 31, 2008
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
For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
December 31, 2008
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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion.  While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2008.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
December 31, 2008
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

“Equity in losses of Local Limited Partnerships” for each of the periods ended June 30, 2008, September 30, 2008, December 31, 2008 and 2007, respectively have been recorded by the Partnership. Management’s estimate for the three, six and nine-month periods is based on actual audited results reported by the Local Limited Partnerships.  Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.  If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as distribution income. As of June 30, 2008, September 30, 2008 and December 31, 2008, no investment accounts in Local Limited Partnerships had reached a zero balance.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of June 30, 2008, September 30, 2008, December 31, 2008 and March 31, 2008, the Partnership had cash equivalents of $246,523, $246,927 $246,956 and $251,457, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
December 31, 2008
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Amortization

Acquisition fees and costs were being amortized over 30 years using the straight-line method. Amortization expense for each of the three months ended June 30, 2008 and 2007 was $7,914.  For the six months ended September 30, 2008 and 2007, amortization expense was $7,914 and $15,828, respectively, and for the nine months ended December 31, 2008 and 2007, amortization expense was $7,914 and $23,742, respectively.

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment.  For the three months ended June 30, 2008 and 2007 impairment loss related to investments in Local Limited Partnerships was $722,303 and $372,414, respectively.   During the six months ended September 30, 2008 and 2007, the impairment losses were $722,303 and $372,414, respectively.  During the nine months ended December 31, 2008 and 2007, the impairment losses were $722,303 and $372,414, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
December 31, 2008
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. During the three months ended June 30, 2008 and 2007, an impairment loss of $797,044 and $0, respectively, was recorded against the related intangibles. During the six months ended September 30, 2008 and 2007, the impairment losses were $797,044 and $0, respectively. During the nine months ended December 31, 2008 and 2007, the impairment losses were $797,044 and $0, respectively.

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

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Three Months Ended June 30, 2008	For the Year Ended March 31, 2008
Investments per balance sheet, beginning of period	$8,857,368	$9,588,104
Impairment loss	(1,519,347)	(372,414)
Equity in losses of Local Limited Partnerships	(104,287)	(321,968)
Distributions received from Local Limited Partnerships	(5,101)	(4,698)
Amortization of paid acquisition fees and costs	(7,673)	(30,693)
Amortization of warehouse interest and costs	(241)	(963)
Investments per balance sheet, end of period	$7,220,719	$8,857,368

	For the Six Months Ended September 30, 2008	For the Year Ended March 31, 2008
Investments per balance sheet, beginning of period	$8,857,368	$9,588,104
Impairment loss	(1,519,347)	(372,414)
Equity in losses of Local Limited Partnerships	(208,574)	(321,968)
Distributions received from Local Limited Partnerships	(4,697)	(4,698)
Amortization of paid acquisition fees and costs	(7,673)	(30,693)
Amortization of warehouse interest and costs	(241)	(963)
Investments per balance sheet, end of period	$7,116,836	$8,857,368

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
December 31, 2008
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

	For the Nine Months Ended December 31, 2008	For the Year Ended March 31, 2008
Investments per balance sheet, beginning of period	$8,857,368	$9,588,104
Impairment loss	(1,519,347)	(372,414)
Equity in losses of Local Limited Partnerships	(312,861)	(321,968)
Distributions received from Local Limited Partnerships	(4,697)	(4,698)
Amortization of paid acquisition fees and costs	(7,673)	(30,693)
Amortization of warehouse interest and costs	(241)	(963)
Investments per balance sheet, end of period	$7,012,549	$8,857,368

	For the Three Months Ended June 30, 2008	For the Year Ended March 31, 2008
Investments in Local Limited Partnerships, net	$7,220,719	$8,052,410
Acquisition fees and costs, net of accumulated amortization of $0 and $55,398	-	804,958
Investments per balance sheet, end of period	$7,220,719	$8,857,368

	For the Six Months Ended September 30, 2008	For the Year Ended March 31, 2008
Investments in Local Limited Partnerships, net	$7,116,836	$8,052,410
Acquisition fees and costs, net of accumulated amortization of $0 and $55,398	-	804,958
Investments per balance sheet, end of period	$7,116,836	$8,857,368

	For the Nine Months Ended December 31, 2008	For the Year Ended March 31, 2008
Investments in Local Limited Partnerships, net	$7,012,549	$8,052,410
Acquisition fees and costs, net of accumulated amortization of $0 and $55,398	-	804,958
Investments per balance sheet, end of period	$7,012,549	$8,857,368

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
December 31, 2008
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the three months ended June 30, 2008 and 2007 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2008	2007
Revenues	$353,000	$350,000
Expenses:
Interest expense	38,000	42,000
Depreciation and amortization	156,000	156,000
Operating expenses	264,000	233,000
Total expenses	458,000	431,000

Net loss	$(105,000)	$(81,000)
Net loss allocable to the Partnership	$(104,000)	$(80,000)
Net loss recorded by the Partnership	$(104,000)	$(80,000)

Selected financial information for the six months ended September 30, 2008 and 2007 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2008	2007
Revenues	$705,000	$699,000
Expenses:
Interest expense	75,000	84,000
Depreciation and amortization	313,000	312,000
Operating expenses	528,000	466,000
Total expenses	916,000	862,000

Net loss	$(211,000)	(163,000)
Net loss allocable to the Partnership	$(209,000)	$(161,000)
Net loss recorded by the Partnership	$(209,000)	$(161,000)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
December 31, 2008
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the nine months ended December 31, 2008 and 2007 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2008	2007
Revenues	$1,058,000	$1,049,000
Expenses:
Interest expense	113,000	126,000
Depreciation and amortization	470,000	468,000
Operating expenses	792,000	700,000
Total expenses	1,375,000	1,294,000

Net loss	$(317,000)	$(245,000)
Net loss allocable to the Partnership	$(313,000)	$(241,000)
Net loss recorded by the Partnership	$(313,000)	$(241,000)

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)
Acquisition fees of 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  At the end of all periods presented, the Partnership incurred total acquisition fees of $920,710, which have been included in investments in Local Limited Partnerships.  Accumulated amortization of these capitalized costs was $0, $0, $0 and $53,711 as of December 31, 2008, September 30, 2008, June 30, 2008 and March 31, 2008, respectively. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
December 31, 2008
 (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS - continued

(b)
Acquisition costs of 2% of the gross proceeds from the sale of Partnership Units as reimbursement of costs incurred by of the General Partner or by an affiliate of Associates in connection with the acquisition of Local Limited Partnerships.  At the end of all periods presented, the Partnership incurred acquisition costs of $263,060, which have been included in investments in Local Limited Partnerships. As of all periods presented, the costs had been fully amortized or impaired.  Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time.

(c)
An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.   Asset management fees of $22,975 were incurred during each of the three months ended June 30, 2008 and 2007. For each of the six months ended September 30, 2008 and 2007, the Partnership incurred asset management fees of $45,950.  Asset management fees of $68,925 were incurred during each of the nine months ended December 31, 2008 and 2007. The Partnership paid the General Partner or its affiliates $0 and $3,750 of those fees during the three months ended June 30, 2008 and 2007, respectively, $10,000 and $7,500 during the six months ended September 30, 2008 and 2007, respectively, and $10,000 and $7,500 during the nine months ended December 31, 2008 and 2007, respectively.

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

(e)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $0 during each of the three months ended June 30, 2008 and 2007, $4,232 and $18,250 during the six months ended September 30, 2008 and 2007, respectively, and $4,232 and $30,873 during the nine months ended December 31, 2008 and 2007, respectively.

(f)
WNC Holding, LLC (“Holding”), a wholly owned subsidiary of Associates, acquires investments in Local Limited Partnerships using funds from a secured warehouse line of credit.  Such investments are warehoused by Holding until transferred to syndicated partnerships as investors are identified.  The transfer of the warehoused investments is typically achieved through the admittance of the syndicated partnership as the Limited Partner of the Local Limited Partnership and the removal of Holding as the Limited Partner.  Consideration paid to Holding for the transfer of its interest in the Local Limited Partnership generally consists of cash reimbursement of capital contribution installment(s) paid to the Local Limited Partnerships by Holding, assumption of the remaining capital contributions payable due to the Local Limited Partnership and financing costs and interest charged by Holding.  For all periods presented the Partnership incurred financing costs of $7,252 and interest of $65,823 which are included in investments in Local Limited Partnerships.  The accumulated amortization of these financing costs and interest was $0, $0, $0 and $1,687 as of December 31, 2008, September 30, 2008, June 30, 2008 and March 31, 2008, respectively.  Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
December 31, 2008
 (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS - continued

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2008

Asset management fee payable	$340,678	$353,653	$376,628	$317,703
Payable to a Limited Partner	41	41	41	41
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	4,231	-	3,154	3,060
Total	$344,950	$353,694	$379,823	$320,804

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 – PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships amounting to $4,233 at December 31, 2008, September 30, 2008, June 30, 2008 and March 31, 2008, represent amounts which are due at various times based on conditions specified in the respective Local Limited Partnership agreements.  These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2008 and 2007, the three and six months ended September 30, 2008 and 2007, and the three and nine months ended December 31, 2008 and 2007, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2008 consisted of $272,000 in cash and cash equivalents, aggregate investments in six Local Limited Partnerships of $7,221,000 (See “Method of Accounting for Investments in Local Limited Partnerships”) and $6,000 of other assets.  Liabilities at June 30, 2008 consisted of $345,000 of accrued fees and expenses due to General Partner and affiliates, (See “Future Contractual Cash Obligations” below) and $4,000 in payables to Local Limited Partnerships.

The Partnership’s assets at September 30, 2008 consisted of $260,000 in cash and cash equivalents, aggregate investments in six Local Limited Partnerships of $7,117,000 (See “Method of Accounting for Investments in Local Limited Partnerships”) and $6,000 of other assets.  Liabilities at September 30, 2008 consisted of $354,000 of accrued fees and expenses due to General Partner and affiliates, (See “Future Contractual Cash Obligations” below) and $4,000 in payables to Local Limited Partnerships.

The Partnership’s assets at December 31, 2008 consisted of $260,000 in cash and cash equivalents, aggregate investments in six Local Limited Partnerships of $7,013,000 (See “Method of Accounting for Investments in Local Limited Partnerships”) and $6,000 of other assets.  Liabilities at December 31, 2008 consisted of $380,000 of accrued fees and expenses due to General Partner and affiliates, (See “Future Contractual Cash Obligations” below) and $4,000 in payables to Local Limited Partnerships.

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007   The Partnership's net loss for the three months ended June 30, 2008 was $(1,650,000), reflecting an increase of approximately $(1,168,000) from the net loss of $(482,000) for the three months ended June 30, 2007. Equity in losses of Local Limited Partnerships increased by $(24,000) for the three months ended June 30, 2008 due to the operations of the underlying Housing Complexes fluctuating from year to year.  The impairment loss increased by $(1,147,000) for the three months ended June 30, 2008 from the three months ended June 30, 2007.  For the three months ended June 30, 2007, the impairment analysis calculated any residual value to the Partnership in addition to the remaining Low Income Housing Tax Credits available to the Partnership and compared that to the current carrying value of each investment to the Partnership. For the three months ended June 30, 2008, all Local Limited Partnerships were not considered to have any residual value in consideration of the economic conditions. Reporting fees increased by $5,000 for the three months ended June 30, 2008 due to the fact that Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.    Interest income decreased by $(2,000) due to the fact that the cash balances being maintained by the Partnership and the interest rates declined for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007 The Partnership's net loss for the three months ended September 30, 2008 was $(125,000), reflecting an increase of approximately $(8,000) from the net loss of $(117,000) for the three months ended September 30, 2007. Equity in losses of Local Limited Partnerships increased by $(24,000) for the three months ended September 30, 2008 due to the operations of the underlying Housing Complexes fluctuating from year to year.  The accounting and legal fees decreased by $13,000 for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 due to the timing of the accounting work performed.  Additionally, the amortization decreased by $8,000 during the three months ended September 30, 2008 due to the fact that during the quarter ended June 30, 2008, the acquisition costs and fees associated with the investments were impaired to zero, therefore, no further amortization can be recorded.  The reporting fees decreased by $(3,000) for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Local Limited Partnerships pay reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. Interest income decreased by $(2,000) due to the fact that the cash balances being maintained by the Partnership and the interest rates declined significantly for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

Six Months Ended September 30, 2008 Compared to the Six Months Ended September 30, 2007  The Partnership's net loss for the six months ended September 30, 2008 was $(1,775,000), reflecting an increase of approximately $(1,176,000) from the net loss of $(599,000) for the six months ended September 30, 2007. Equity in losses of Local Limited Partnerships increased by $(48,000) from the six months ended September 30, 2007 due to the operations of the underlying Housing Complexes fluctuating from year to year.  The impairment loss increased by $(1,147,000), for the six months ended September 30, 2008. For the six months ended September 30, 2007, the impairment analysis calculated any residual value to the Partnership in addition to the remaining Low Income Housing Tax Credits available to the Partnership and compared that to the current carrying value of each investment to the Partnership.  For the six months ended September 30, 2008, all Local Limited Partnerships were not considered to have any residual value in consideration of the economic conditions.  The accounting and legal fees decreased by $13,000 for the six months ended September 30, 2008 compared to the six months ended September 30, 2007 due to the timing of the accounting work performed. Additionally, the amortization decreased by $8,000 during the six months ended September 30, 2008 due to the fact that during the quarter ended June 30, 2008, the acquisition costs and fees associated with the investments were impaired to zero, therefore, no further amortization can be recorded.  The reporting fees increased by $2,000 for the six months ended September 30, 2008 compared to the six months ended September 30, 2007. Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.  Interest income decreased by $(4,000) due to the fact that the cash balances being maintained by the Partnership and the interest rates declined significantly for the six months ended September 30, 2008 compared to the six months ended September 30, 2007.

Three Months Ended December 31, 2008 Compared to the Three Months Ended December 31, 2007  The Partnership's net loss for the three months ended December 31, 2008 was $(130,000), reflecting an increase of approximately $(21,000) from the net loss of $(109,000) for the three months ended December 31, 2007. Equity in losses of Local Limited Partnerships increased by $(24,000) from the three months ended December 31, 2007 due to the operations of the underlying Housing Complexes fluctuating from year to year.  The accounting and legal fees increased by $(3,000) for the three months ended December 31, 2008 compared to the three months ended December 31, 2007 due to the timing of the accounting work performed. Additionally, the amortization decreased by $8,000 during the three months ended December 31, 2008 due to the fact that during the quarter ended June 30, 2008, the acquisition costs and fees associated with the investments were impaired to zero, therefore, no further amortization can be recorded. Interest income decreased by $(2,000) due to the fact that the cash balances being maintained by the Partnership and the interest rates declined significantly for the three months ended December 31, 2008 compared to the three months ended December 31, 2007.

Nine Months Ended December 31, 2008 Compared to Nine Months Ended December 31, 2007  The Partnership's net loss for the nine months ended December 31, 2008 was $(1,905,000), reflecting an increase of approximately $(1,197,000) from the net loss of $(708,000) for the nine months ended December 31, 2007. Equity in losses of Local Limited Partnerships increased by $(71,000) from the nine months ended December 31, 2007 due to the operations of the underlying Housing Complexes fluctuating from year to year.  The impairment loss increased by $(1,147,000) for the nine months ended December 31, 2008 compared to the nine months ended December 31, 2007.  For the nine months ended December 31, 2007 the impairment analysis calculated any residual value to the Partnership in addition to the remaining Low Income Housing Tax Credits available to the Partnership and compared that to the current carrying value of each investment to the Partnership.  For the nine months ended December 31, 2008, all Local Limited Partnerships were not considered to have any residual value in consideration of the economic conditions.  The accounting and legal fees decreased by $9,000 for the nine months ended December 31, 2008 compared to the nine months ended December 31, 2007 due to the timing of the accounting work being performed. Additionally, the amortization decreased by $16,000 during the nine months ended December 31, 2008 due to the fact that during the quarter ended June 30, 2008, the acquisition costs and fees associated with the investments were impaired to zero, therefore, no further amortization can be recorded.   The reporting fees increased by $2,000 for the nine months ended December 31, 2008 compared to the nine months ended December 31, 2007. Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.  The interest income decreased by $(6,000) due to the fact that the cash balances being maintained by the Partnership and the interest rates declined significantly for the nine months ended December 31, 2008 compared to the nine months ended December 31, 2007.

Capital Resources and Liquidity

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007  Net cash and cash equivalents provided during the three months ended June 30, 2008 was $11,000, compared to net cash and cash equivalents provided during the three months ended June 30, 2007 of $4,000.  During the three months ended June 30, 2008, the Partnership paid no accrued asset management fees compared to $(4,000) paid during the three months ended June 30, 2007.  Each quarter the Partnership evaluates the cash position and determines how much of the accrued asset management fees will be paid to the General Partner or affiliate.  Finally, during the three months ended June 30, 2008, the Partnership received $5,000 more in reporting fees then during the three months ended June 30, 2007.  The reporting fees can vary from period to period due to the fact that Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Six Months Ended September 30, 2008 Compared to Six Months Ended September 30, 2007  Net cash and cash equivalents used during the six months ended September 30, 2008 was $(1,000) compared to net cash and cash equivalents used during the six months ended September 30, 2007 of $(11,000). The decrease in cash used during the six months ended September 30, 2008 is largely due to the Partnership reimbursing $(18,000) of operating advances to the General Partner or an affiliate during the six months ended September 30, 2007 compared to $(4,000) reimbursed during the six months ended September 30, 2008. Additionally, during the six months ended September 30, 2008, the Partnership paid $(10,000) in accrued asset management fees compared to $(8,000) paid during the six months ended September 30, 2007.  Each quarter the Partnership evaluates the cash position and determines how much of the accrued asset management fee and operating expense reimbursements will be paid to the General Partner or affiliate.

Nine Months Ended December 31, 2008 Compared to Nine Months Ended December 31, 2007  Net cash and cash equivalents used during the nine months ended December 31, 2008 was $(1,000) compared to net cash and cash equivalents used during the nine months ended December 31, 2007 of $(22,000).  The decrease in cash used during the nine months ended December 31, 2008 is largely due to the Partnership reimbursing $(31,000) of operating advances to the General Partner or an affiliate during the nine months ended December 31, 2007 compared to $(4,000) reimbursed during the nine months ended December 31, 2008. Additionally, during the nine months ended December 31, 2008, the Partnership paid $(10,000) in accrued asset management fees compared to $(8,000) paid during the nine months ended December 31, 2007.  Each quarter the Partnership evaluates the cash position and determines how much of the accrued asset management fee and operating expense reimbursements will be paid to the General Partner or affiliate.

During the three, six and nine months ended June 30, 2008, September 30, 2008 and December 31, 2008, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner or affiliates, increased by $24,000, $33,000 and $59,000 as compared to March 31, 2008. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2008, to be insufficient to meet all currently foreseeable future cash requirements.  Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through May 31, 2012.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarters ended June 30, 2008, September 30, 2008 and December 31, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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