Form 10-Q
period 2009-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 10
filed 2011-05-27
CIK 1156815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
For the quarterly period ended September 30, 2009
For the quarterly period ended December 31, 2009

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

Yes_______No____ X

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
(A California Limited Partnership)
INDEX TO FORM 10-Q
 For the quarterly period ended June 30, 2009
For the quarterly period ended September 30, 2009
For the quarterly period ended December 31, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	As of June 30, 2009, September 30, 2009, December 31, 2009 and March 31, 2009	3

	Condensed Statements of Operations
	For the Three Months Ended June 30, 2009 and 2008	4
	For the Three and Six Months Ended September 30, 2009 and 2008	5
	For the Three and Nine Months Ended December 31, 2009 and 2008	6

	Condensed Statements of Partners' Equity (Deficit)
	For the Three Months Ended June 30, 2009	7
	For the Six Months Ended September 30, 2009	7
	For the Nine Months Ended December 31, 2009	7

	Condensed Statements of Cash Flows
	For the Three Months Ended June 30, 2009 and 2008	8
	For the Six Months Ended September 30, 2009 and 2008	9
	For the Nine Months Ended December 31, 2009 and 2008	10

	Notes to Condensed Financial Statements	11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	26

Item 4T	Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	(Removed and Reserved)	27

Item 5	Other Information	27

Item 6.	Exhibits	27

Signatures		28

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2009
ASSETS
Cash and cash equivalents	$235,073	$232,863	$234,407	$245,020
Investments in Local Limited Partnerships, net (Notes 2 and 3)	5,891,081	5,793,853	5,696,625	6,908,262
Other assets	6,300	6,300	6,300	6,300

Total Assets	$6,132,454	$6,033,016	$5,937,332	$7,159,582

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$404,885	$428,629	$453,373	$390,253
Payables to Local Limited Partnerships (Note 4)	4,233	4,233	4,233	4,233

Total Liabilities	409,118	432,862	457,606	394,486

Partners’ Equity (Deficit):
General Partner	(5,621)	(5,744)	(5,864)	(4,579)
Limited Partners (25,000 Partnership Units authorized; 13,153 Partnership Units issued and outstanding)	5,728,957	5,605,898	5,485,590	6,769,675

Total Partners’ Equity (Deficit)	5,723,336	5,600,154	5,479,726	6,765,096

Total Liabilities and Partners’ Equity (Deficit)	$6,132,454	$6,033,016	$5,937,332	$7,159,582

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2009 and 2008
(Unaudited)

	2009	2008
	Three Months	Three Months

Reporting fees	$-	$5,302

Operating expenses and loss
Amortization (Note 2)	-	7,914
Asset management fees (Note 3)	22,975	22,975
Impairment loss (Note 2)	919,953	1,519,347
Asset management expenses	627	-
Other	1,030	1,171

Total operating expenses and loss	944,585	1,551,407

Loss from operations	(944,585)	(1,546,105)

Equity in losses of Local Limited Partnerships (Note 2)	(97,228)	(104,287)

Interest income	53	452

Net loss	$(1,041,760)	$(1,649,940)

Net loss allocated to
General Partner	$(1,042)	$(1,650)

Limited Partners	$(1,040,718)	$(1,648,290)

Net loss per Partnership Unit	$(79)	$(125)

Outstanding weighted Partnership Units	13,153	13,153

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended September 30, 2009 and 2008
 (Unaudited)

	2009		2008
	Three	Six	Three	Six
	Months	Months	Months	Months

Reporting fees	$-	$-	$1,499	$6,801

Operating expenses and loss:
Amortization (Note 2)	-	-	-	7,914
Asset management fees (Note 3)	22,975	45,950	22,975	45,950
Impairment loss (Note 2)	-	919,953	-	1,519,347
Accounting and legal fees	3,035	3,035	-	-
Asset management expenses	-	627	-	-
Other	-	1,030	-	1,171

Total operating expenses and loss	26,010	970,595	22,975	1,574,382

Loss from operations	(26,010)	(970,595)	(21,476)	(1,567,581)

Equity in losses of Local Limited
Partnerships (Note 2)	(97,228)	(194,456)	(104,287)	(208,574)

Interest income	56	109	802	1,254

Net loss	$(123,182)	$(1,164,942)	$(124,961)	$(1,774,901)

Net loss allocated to:
General Partner	$(123)	$(1,165)	$(125)	$(1,775)

Limited Partners	$(123,059)	$(1,163,777)	$(124,836)	$(1,773,126)

Net loss per Partnership Unit	$(9)	$(88)	$(10)	$(135)

Outstanding weighted Partnership Units	13,153	13,153	13,153	13,153

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended December 31, 2009 and 2008
 (Unaudited)

	2009		2008
	Three	Nine	Three	Nine
	Months	Months	Months	Months

Reporting fees	$1,500	$1,500	$-	$6,801

Operating expenses and loss:
Amortization (Note 2)	-	-	-	7,914
Asset management fees (Note 3)	22,975	68,925	22,975	68,925
Impairment loss (Note 2)	-	919,953	-	1,519,347
Accounting and legal fees	-	3,035	2,890	2,890
Asset management expenses	1,115	1,742	-	-
Other	654	1,684	264	1,435

Total operating expenses and loss	24,744	995,339	26,129	1,600,511

Loss from operations	(23,244)	(993,839)	(26,129)	(1,593,710)

Equity in losses of Local Limited
Partnerships (Note 2)	(97,228)	(291,684)	(104,287)	(312,861)

Interest income	44	153	221	1,475

Net loss	$(120,428)	$(1,285,370)	$(130,195)	$(1,905,096)

Net loss allocated to:
General Partner	$(120)	$(1,285)	$(130)	$(1,905)

Limited Partners	$(120,308)	$(1,284,085)	$(130,065)	$(1,903,191)

Net loss per Partnership Unit	$(9)	$(98)	$(10)	$(145)

Outstanding weighted Partnership Units	13,153	13,153	13,153	13,153

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

CONDENSED STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
For the Three Months Ended June 30, 2009, Six Months Ended September 30, 2009
 and Nine Months Ended December 31, 2009
 (Unaudited)

For the Three Months Ended June 30, 2009
	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2009	$(4,579)	$6,769,675	$6,765,096

Net loss	(1,042)	(1,040,718)	(1,041,760)

Partners’ equity (deficit) at June 30, 2009	$(5,621)	$5,728,957	$5,723,336

For the Six Months Ended September 30, 2009
	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2009	$(4,579)	$6,769,675	$6,765,096

Net loss	(1,165)	(1,163,777)	(1,164,942)

Partners’ equity (deficit) at September 30, 2009	$(5,744)	$5,605,898	$5,600,154

For the Nine Months Ended December 31, 2009
	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2009	$(4,579)	$6,769,675	$6,765,096

Net loss	(1,285)	(1,284,085)	(1,285,370)

Partners’ equity (deficit) at December 31, 2009	$(5,864)	$5,485,590	$5,479,726

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2009 and 2008
(Unaudited)

	2009	2008
Cash flows from operating activities:
Net loss	$(1,041,760)	$(1,649,940)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Amortization	-	7,914
Impairment loss	919,953	1,519,347
Equity in losses of Local Limited Partnerships	97,228	104,287
Increase in accrued fees and expenses due to
General Partner and affiliates	14,632	24,146
Net cash provided by (used in) operating activities	(9,947)	5,754

Cash flows from investing activities:
Distributions received from Local Limited Partnerships	-	5,101
Net cash provided by investing activities	-	5,101

Net increase (decrease) in cash and cash equivalents	(9,947)	10,855

Cash and cash equivalents, beginning of period	245,020	261,019

Cash and cash equivalents, end of period	$235,073	$271,874

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30, 2009 and 2008
(Unaudited)

	2009	2008
Cash flows from operating activities:
Net loss	$(1,164,942)	$(1,774,901)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization	-	7,914
Impairment loss	919,953	1,519,347
Equity in losses of Local Limited Partnerships	194,456	208,574
Increase in accrued fees and expenses due to
General Partner and affiliates	38,376	32,890
Net cash used in operating activities	(12,157)	(6,176)

Cash flows from investing activities:
Distributions received from Local Limited Partnerships	-	4,697
Net cash provided by investing activities	-	4,697
Net decrease in cash and cash equivalents	(12,157)	(1,479)

Cash and cash equivalents, beginning of period	245,020	261,019

Cash and cash equivalents, end of period	$232,863	$259,540

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 31, 2009 and 2008
(Unaudited)

	2009	2008
Cash flows from operating activities:
Net loss	$(1,285,370)	$(1,905,096)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization	-	7,914
Impairment loss	919,953	1,519,347
Equity in losses of Local Limited Partnerships	291,684	312,861
Increase in accrued fees and expenses due to
General Partner and affiliates	63,120	59,019
Net cash used in operating activities	(10,613)	(5,955)

Cash flows from investing activities:
Distributions received from Local Limited Partnerships	-	4,697
Net cash provided by investing activities	-	4,697

Net decrease in cash and cash equivalents	(10,613)	(1,258)

Cash and cash equivalents, beginning of period	245,020	261,019

Cash and cash equivalents, end of period	$234,407	$259,761

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and
December 31, 2009
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended June 30, 2009, six months ended September 30, 2009 and nine months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2010.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2009.

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
For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and
December 31, 2009
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
For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and
December 31, 2009
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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion.  While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2009.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and
December 31, 2009
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

“Equity in losses of Local Limited Partnerships” for each of the periods ended June 30, 2009, September 30, 2009, December 31, 2009 and 2008, respectively have been recorded by the Partnership. Management’s estimate for the three, six and nine-month periods is based on actual audited results reported by the Local Limited Partnerships.  Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.  If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as distribution income. As of June 30, 2009, September 30, 2009 and December 31, 2009, no investment accounts in Local Limited Partnerships had reached a zero balance.

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
For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and
December 31, 2009
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of June 30, 2009, September 30, 2009, December 31, 2009 and March 31, 2009, the Partnership had cash equivalents of $222,017, $222,040, $222,052 and $221,988 respectively.

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

Amortization

Acquisition fees and costs were being amortized over 30 years using the straight-line method. Amortization expense for the three months ended June 30, 2009 and 2008 was $0 and $7,914, respectively.  For the six months ended September 30, 2009 and 2008, amortization expense was $0 and $7,914, respectively, and for the nine months ended December 31, 2009 and 2008, amortization expense was $0 and $7,914, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and
December 31, 2009
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment.  For the three months ended June 30, 2009 and 2008 impairment loss related to investments in Local Limited Partnerships was $919,953 and $722,303, respectively.   During the six months ended September 30, 2009 and 2008, the impairment losses were $919,953 and $722,303, respectively.  During the nine months ended December 31, 2009 and 2008, the impairment losses were $919,953 and $722,303, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. During the three months ended June 30, 2009 and 2008, an impairment loss of $0 and $797,044, respectively, was recorded against the related intangibles. During the six months ended September 30, 2009 and 2008, the impairment losses were $0 and $797,044, respectively. During the nine months ended December 31, 2009 and 2008, the impairment losses were $0 and $797,044, respectively.

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

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Three Months Ended June 30, 2009	For the Year Ended March 31, 2009
Investments per balance sheet, beginning of period	$6,908,262	$8,857,368
Impairment loss	(919,953)	(1,519,347)
Equity in losses of Local Limited Partnerships	(97,228)	(417,148)
Distributions received from Local Limited Partnerships	-	(4,697)
Amortization of paid acquisition fees and costs	-	(7,673)
Amortization of warehouse interest and costs	-	(241)
Investments per balance sheet, end of period	$5,891,081	$6,908,262

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and
December 31, 2009
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

	For the Six Months Ended September 30, 2009	For the Year Ended March 31, 2009
Investments per balance sheet, beginning of period	$6,908,262	$8,857,368
Impairment loss	(919,953)	(1,519,347)
Equity in losses of Local Limited Partnerships	(194,456)	(417,148)
Distributions received from Local Limited Partnerships	-	(4,697)
Amortization of paid acquisition fees and costs	-	(7,673)
Amortization of warehouse interest and costs	-	(241)
Investments per balance sheet, end of period	$5,793,853	$6,908,262

	For the Nine Months Ended December 31, 2009	For the Year Ended March 31, 2009
Investments per balance sheet, beginning of period	$6,908,262	$8,857,368
Impairment loss	(919,953)	(1,519,347)
Equity in losses of Local Limited Partnerships	(291,684)	(417,148)
Distributions received from Local Limited Partnerships	-	(4,697)
Amortization of paid acquisition fees and costs	-	(7,673)
Amortization of capitalized acquisition fees and costs	-	(241)
Investments per balance sheet, end of period	$5,696,625	$6,908,262

Selected financial information for the three months ended June 30, 2009 and 2008 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2009	2008
Revenues	$361,000	$353,000
Expenses:
Interest expense	41,000	38,000
Depreciation and amortization	156,000	156,000
Operating expenses	263,000	264,000
Total expenses	460,000	458,000

Net loss	$(99,000)	$(105,000)
Net loss allocable to the Partnership	$(97,000)	$(104,000)
Net loss recorded by the Partnership	$(97,000)	$(104,000)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and
December 31, 2009
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the six months ended September 30, 2009 and 2008 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2009	2008
Revenues	$722,000	$705,000
Expenses:
Interest expense	82,000	75,000
Depreciation and amortization	311,000	313,000
Operating expenses	527,000	528,000
Total expenses	920,000	916,000

Net loss	$(198,000)	$(211,000)
Net loss allocable to the Partnership	$(194,000)	$(209,000)
Net loss recorded by the Partnership	$(194,000)	$(209,000)

Selected financial information for the nine months ended December 31, 2009 and 2008 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2009	2008
Revenues	$1,083,000	$1,058,000
Expenses:
Interest expense	122,000	113,000
Depreciation and amortization	467,000	470,000
Operating expenses	790,000	792,000
Total expenses	1,379,000	1,375,000

Net loss	$(296,000)	$(317,000)
Net loss allocable to the Partnership	$(292,000)	$(313,000)
Net loss recorded by the Partnership	$(292,000)	$(313,000)

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and
December 31, 2009
 (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)
Acquisition fees of 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  At the end of all periods presented, the Partnership incurred total acquisition fees of $920,710, which have been included in investments in Local Limited Partnerships.  As of all periods presented, the fees had been fully amortized or impaired. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time.

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

(c)
An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.   Asset management fees of $22,975 were incurred during each of the three months ended June 30, 2009 and 2008. For each of the six months ended September 30, 2009 and 2008, the Partnership incurred asset management fees of $45,950.  Asset management fees of $68,925 were incurred during each of the nine months ended December 31, 2009 and 2008. The Partnership paid the General Partner or its affiliates $10,000 and $0 of those fees during the three months ended June 30, 2009 and 2008, respectively, $10,000 during each of the six months ended September 30, 2009 and 2008, and $10,000 during each of the nine months ended December 31, 2009 and 2008.

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

(e)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $0 during each of the three months ended June 30, 2009 and 2008, $2,266 and $4,232 during the six months ended September 30, 2009 and 2008, respectively, and $2,266 and $4,232 during the nine months ended December 31, 2009 and 2008, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and
December 31, 2009
 (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS - continued

(f)
WNC Holding, LLC (“Holding”), a wholly owned subsidiary of Associates, acquires investments in Local Limited Partnerships using funds from a secured warehouse line of credit.  Such investments are warehoused by Holding until transferred to syndicated partnerships as investors are identified.  The transfer of the warehoused investments is typically achieved through the admittance of the syndicated partnership as the Limited Partner of the Local Limited Partnership and the removal of Holding as the Limited Partner.  Consideration paid to Holding for the transfer of its interest in the Local Limited Partnership generally consists of cash reimbursement of capital contribution installment(s) paid to the Local Limited Partnerships by Holding, assumption of the remaining capital contributions payable due to the Local Limited Partnership and financing costs and interest charged by Holding.  For all periods presented the Partnership incurred financing costs of $7,252 and interest of $65,823 which are included in investments in Local Limited Partnerships.  As of all periods presented, the fees were fully amortized or impaired.  Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2009

Asset management fee payable	$402,578	$425,553	$448,528	$389,603
Due to affiliate	41	41	41	41
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	2,266	3,035	4,804	609
Total	$404,885	$428,629	$453,373	$390,253

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 – PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships amounting to $4,233 at December 31, 2009, September 30, 2009, June 30, 2009 and March 31, 2009, represent amounts which are due at various times based on conditions specified in the respective Local Limited Partnership agreements.  These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2009 and 2008, the three and six months ended September 30, 2009 and 2008, and the three and nine months ended December 31, 2009 and 2008, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2009 consisted of $235,000 in cash and cash equivalents, aggregate investments in six Local Limited Partnerships of $5,891,000 (See “Method of Accounting for Investments in Local Limited Partnerships”) and $6,000 of other assets.  Liabilities at June 30, 2009 consisted of $405,000 of accrued fees and expenses due to General Partner and affiliates, (See “Future Contractual Cash Obligations” below) and $4,000 in payables to Local Limited Partnerships.

The Partnership’s assets at September 30, 2009 consisted of $233,000 in cash and cash equivalents, aggregate investments in six Local Limited Partnerships of $5,794,000 (See “Method of Accounting for Investments in Local Limited Partnerships”) and $6,000 of other assets.  Liabilities at September 30, 2009 consisted of $429,000 of accrued fees and expenses due to General Partner and affiliates, (See “Future Contractual Cash Obligations” below) and $4,000 in payables to Local Limited Partnerships.

The Partnership’s assets at December 31, 2009 consisted of $234,000 in cash and cash equivalents, aggregate investments in six Local Limited Partnerships of $5,697,000 (See “Method of Accounting for Investments in Local Limited Partnerships”) and $6,000 of other assets.  Liabilities at December 31, 2009 consisted of $453,000 of accrued fees and expenses due to General Partner and affiliates, (See “Future Contractual Cash Obligations” below) and $4,000 in payables to Local Limited Partnerships.

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008   The Partnership's net loss for the three months ended June 30, 2009 was $(1,042,000), reflecting a decrease of approximately $608,000 from the net loss of $(1,650,000) for the three months ended June 30, 2008. Equity in losses of Local Limited Partnerships decreased by $7,000 for the three months ended June 30, 2009 due to the operations of the underlying Housing Complexes fluctuating from year to year.  The impairment loss decreased by $599,000 for the three months ended June 30, 2009 from the three months ended June 30, 2008.  The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value to the Partnership compared to the current carrying value of each of the investments to the Partnership.  Also, during the three months ended June 30, 2008 the acquisition costs and fees were impaired to zero, therefore no further impairment was recorded against the acquisition costs and fees.  Additionally, the amortization decreased by $8,000 during the three months ended June 30, 2009 due to the fact that the intangibles were impaired to zero during the quarter ended June 30, 2008. Reporting fees also decreased by $(5,000) for the three months ended June 30, 2009 due to the fact that Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008 The Partnership's net loss for the three months ended September 30, 2009 was $(123,000), reflecting a decrease of approximately $2,000 from the net loss of $(125,000) for the three months ended September 30, 2008. Equity in losses of Local Limited Partnerships decreased by $7,000 for the three months ended September 30, 2009 due to the operations of the underlying Housing Complexes fluctuating from year to year.  The accounting and legal fees increased by $(3,000) for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 due to the timing of the accounting work performed.  The reporting fees decreased by $(2,000) for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Local Limited Partnerships pay reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Six Months Ended September 30, 2009 Compared to the Six Months Ended September 30, 2008  The Partnership's net loss for the six months ended September 30, 2009 was $(1,165,000), reflecting a decrease of approximately $610,000 from the net loss of $(1,775,000) for the six months ended September 30, 2008. Equity in losses of Local Limited Partnerships decreased by $14,000 from the six months ended September 30, 2008 due to the operations of the underlying Housing Complexes fluctuating from year to year.  The impairment loss decreased by $599,000 for the six months ended September 30, 2009. Impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value to the Partnership compared to the current carrying value of each of the investments to the Partnership.  Also, during the six months ended September 30, 2008 the acquisition costs and fees were impaired to zero, therefore no further impairment was recorded against the acquisition costs and fees. Additionally, the amortization decreased by $8,000 during the six months ended September 30, 2009 due to the fact that the intangibles were impaired to zero during the six months ended September 30, 2008. The accounting and legal fees increased by $(3,000) for the six months ended September 30, 2009 compared to the six months ended September 30, 2008 due to the timing of the accounting work performed. The reporting fees decreased by $(7,000) for the six months ended September 30, 2009 compared to the six months ended September 30, 2008. Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. Interest income decreased by $(1,000) due to the fact that the cash balances being maintained by the Partnership declined for the six months ended September 30, 2009 compared to the six months ended September 30, 2008.

Three Months Ended December 31, 2009 Compared to the Three Months Ended December 31, 2008  The Partnership's net loss for the three months ended December 31, 2009 was $(120,000), reflecting a decrease of approximately $10,000 from the net loss of $(130,000) for the three months ended December 31, 2008. Equity in losses of Local Limited Partnerships decreased by $7,000 from the three months ended December 31, 2008 due to the operations of the underlying Housing Complexes fluctuating from year to year.  The legal and accounting fees decreased by $3,000 for the three months ended December 31, 2009 compared to the three months ended December 31, 2008 due to the timing of the accounting work performed.  The reporting fees increased by $1,000 for the three months ended December 31, 2009 compared to the three months ended December 31, 2008. Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Nine Months Ended December 31, 2009 Compared to Nine Months Ended December 31, 2008  The Partnership's net loss for the nine months ended December 31, 2009 was $(1,285,000), reflecting a decrease of approximately $620,000 from the net loss of $(1,905,000) for the nine months ended December 31, 2008. Equity in losses of Local Limited Partnerships decreased by $21,000 from the nine months ended December 31, 2008 due to the operations of the underlying Housing Complexes fluctuating from year to year.  The impairment loss decreased by $599,000 for the nine months ended December 31, 2009 compared to the nine months ended December 31, 2008.  The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value to the Partnership compared to the current carrying value of each of the investments to the Partnership. Also, during the nine months ended December 31, 2008 the acquisition costs and fees were impaired to zero, therefore no further impairment was recorded against the acquisition costs and fees.  Additionally, the amortization decreased by $8,000 during the nine months ended December 31, 2009 due to the fact that the intangibles were impaired to zero during the nine months ended December 31, 2008. The reporting fees decreased by $(5,000) for the nine months ended December 31, 2009 compared to the nine months ended December 31, 2008. Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.  The interest income decreased by $(1,000) due to the fact that the cash balances being maintained during the nine months ended December 31, 2009 was less than the cash balances being held by the Partnership during the nine months ended December 31, 2008.

Capital Resources and Liquidity

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008  Net cash and cash equivalents used during the three months ended June 30, 2009 was $(10,000), compared to net cash and cash equivalents provided during the three months ended June 30, 2008 of $11,000.  During the three months ended June 30, 2009, the Partnership paid $(10,000) in accrued asset management fees compared to none paid during the three months ended June 30, 2008.  Each quarter the Partnership evaluates the cash position and determines how much of the accrued asset management fees will be paid to the General Partner or affiliate.  Finally, during the three months ended June 30, 2009, the Partnership received $(5,000) less in reporting fees as well as $(5,000) less in distributions from Local Limited Partnerships.  The reporting fees and distributions can vary from period to period due to the fact that Local Limited Partnerships pay the reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Six Months Ended September 30, 2009 Compared to Six Months Ended September 30, 2008  Net cash and cash equivalents used during the six months ended September 30, 2009 was $(12,000) compared to net cash and cash equivalents used during the six months ended September 30, 2008 of $(1,000).  The increase in cash used during the six months ended September 30, 2009 is largely due to the Partnership reimbursing $(4,000) of operating advances to the General Partner or an affiliate during the six months ended September 30, 2008 compared to $(5,000) reimbursed during the six months ended September 30, 2009. Each quarter the Partnership evaluates the cash position and determines how much of the accrued asset management fee and operating expense reimbursements will be paid to the General Partner or affiliate. Finally, during the six months ended September 30, 2009, the Partnership received $(5,000) less in reporting fees as well as $(5,000) less in distributions from Local Limited Partnerships compared to the six months ended September 30, 2008.  The reporting fees and distributions can vary from period to period due to the fact that Local Limited Partnerships pay the reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Nine Months Ended December 31, 2009 Compared to Nine Months Ended December 31, 2008  Net cash and cash equivalents used during the nine months ended December 31, 2009 was $(11,000) compared to net cash and cash equivalents used during the nine months ended December 31, 2008 of $(1,000). During the nine months ended December 31, 2009, the Partnership received $(5,000) less in reporting fees as well as $(5,000) less in distributions from Local Limited Partnerships compared to the nine months ended December 31, 2008.  The reporting fees and distributions can vary from period to period due to the fact that Local Limited Partnerships pay the reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

During the three, six and nine months ended June 30, 2009, September 30, 2009 and December 31, 2009, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner or affiliates, increased by $15,000, $38,000 and $63,000 as compared to March 31, 2009. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2009, to be insufficient to meet all currently foreseeable future cash requirements.  Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through May 31, 2012.

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

In November 2008, the FASB issued accounting guidance on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years. The Partnership adopted the guidance for the interim quarterly period beginning April 1, 2009. The impact of adopting it does not have a material impact on the Partnership’s financial condition or results of operations.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarters ended June 30, 2009, September 30, 2009 and December 31, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K

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