Form 10-Q
period 2010-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 10
filed 2011-05-27
CIK 1156815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
For the quarterly period ended September 30, 2010

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
(A California Limited Partnership)

INDEX TO FORM 10-Q
 For the quarterly period ended June 30, 2010
For the quarterly period ended September 30, 2010

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2010	September 30, 2010	March 31, 2010
ASSETS
Cash and cash equivalents	$207,214	$220,853	$234,454
Investments in Local Limited Partnerships, net (Notes 2 and 3)	4,561,444	4,464,216	5,599,397
Other assets	6,300	6,300	6,300

Total Assets	$4,774,958	$4,691,369	$5,840,151

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$474,667	$501,092	$477,993
Payables to Local Limited Partnerships (Note 4)	4,233	4,233	4,233

Total Liabilities	478,900	505,325	482,226

Partners’ Equity (Deficit):
General Partner	(7,048)	(7,158)	(5,986)
Limited Partners (25,000 Partnership Units authorized; 13,153 Partnership Units issued and outstanding)	4,303,106	4,193,202	5,363,911

Total Partners’ Equity (Deficit)	4,296,058	4,186,044	5,357,925

Total Liabilities and Partners’ Equity (Deficit)	$4,774,958	$4,691,369	$5,840,151

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009
	Three Months	Three Months

Reporting fees	$-	$-

Operating expenses and loss:
Asset management fees (Note 3)	22,975	22,975
Impairment loss (Note 2)	940,725	919,953
Legal and accounting fees	16	-
Asset management expenses	148	627
Other	838	1,030

Total operating expenses and loss	964,702	944,585

Loss from operations	(964,702)	(944,585)

Equity in losses of Local Limited Partnerships (Note 2)	(97,228)	(97,228)

Interest income	63	53

Net loss	$(1,061,867)	$(1,041,760)

Net loss allocated to:
General Partner	$(1,062)	$(1,042)

Limited Partners	$(1,060,805)	$(1,040,718)

Net loss per Partnership Unit	$(81)	$(79)

Outstanding weighted Partnership Units	13,153	13,153

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended September 30, 2010 and 2009
 (Unaudited)

	2010		2009
	Three	Six	Three	Six
	Months	Months	Months	Months

Reporting fees	$13,598	$13,598	$-	$-

Operating expenses and loss:
Asset management fees (Note 3)	22,975	45,950	22,975	45,950
Impairment loss (Note 2)	-	940,725	-	919,953
Legal and accounting fees	3,450	3,466	3,035	3,035
Asset management expenses	-	148	-	627
Other	-	838	-	1,030

Total operating expenses and loss	26,425	991,127	26,010	970,595

Loss from operations	(12,827)	(977,529)	(26,010)	(970,595)

Equity in losses of Local Limited
Partnerships (Note 2)	(97,228)	(194,456)	(97,228)	(194,456)

Interest income	41	104	56	109

Net loss	$(110,014)	$(1,171,881)	$(123,182)	$(1,164,942)

Net loss allocated to:
General Partner	$(110)	$(1,172)	$(123)	$(1,165)

Limited Partners	$(109,904)	$(1,170,709)	$(123,059)	$(1,163,777)

Net loss per Partnership Unit	$(8)	$(89)	$(9)	$(88)

Outstanding weighted Partnership Units	13,153	13,153	13,153	13,153

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

CONDENSED STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
For the Three Months Ended June 30, 2010 and Six Months Ended September 30, 2010
(Unaudited)

For the Three Months Ended June 30, 2010
	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2010	$(5,986)	$5,363,911	$5,357,925

Net loss	(1,062)	(1,060,805)	(1,061,867)

Partners’ equity (deficit) at June 30, 2010	$(7,048)	$4,303,106	$4,296,058

For the Six Months Ended September 30, 2010
	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2010	$(5,986)	$5,363,911	$5,357,925

Net loss	(1,172)	(1,170,709)	(1,171,881)

Partners’ equity (deficit) at September 30, 2010	$(7,158)	$4,193,202	$4,186,044

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009
Cash flows from operating activities:
Net loss	$(1,061,867)	$(1,041,760)
Adjustments to reconcile net loss to net
cash used in operating activities:
Impairment loss	940,725	919,953
Equity in losses of Local Limited Partnerships	97,228	97,228
Increase (decrease) in accrued fees and expenses due to
General Partner and affiliates	(3,326)	14,632
Net cash used in operating activities	(27,240)	(9,947)

Net decrease in cash and cash equivalents	(27,240)	(9,947)

Cash and cash equivalents, beginning of period	234,454	245,020

Cash and cash equivalents, end of period	$207,214	$235,073

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30, 2010 and 2009
(Unaudited)

	2010	2009
Cash flows from operating activities:
Net loss	$(1,171,1881)	$(1,164,942)
Adjustments to reconcile net loss to net
cash used in operating activities:
Impairment loss	940,725	919,953
Equity in losses of Local Limited Partnerships	194,456	194,456
Increase in accrued fees and expenses due to
General Partner and affiliates	23,099	38,376
Net cash used in operating activities	(13,601)	(12,157)

Net decrease in cash and cash equivalents	(13,601)	(12,157)

Cash and cash equivalents, beginning of period	234,454	245,020

Cash and cash equivalents, end of period	$220,853	$232,863

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Periods Ended June 30, 2010 and September 30, 2010
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended June 30, 2010 and six months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2010.

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
For the Quarterly Periods Ended June 30, 2010 and September 30, 2010
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
For the Quarterly Periods Ended June 30, 2010 and September 30, 2010
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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion.  While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2010.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2010 and September 30, 2010
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

“Equity in losses of Local Limited Partnerships” for each of the periods ended June 30, 2010, September 30, 2010 and 2009, respectively have been recorded by the Partnership. Management’s estimate for the three and six -month periods is based on actual audited results reported by the Local Limited Partnerships.  Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.  If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

In accordance with the accounting guidance for the consolidation of variable interest entities, the Partnership determines when it should include the assets, liabilities, and activities of a variable interest entity (VIE) in its financial statements, and when it should disclose information about its relationship with a VIE. The analysis that must be performed to determine which entity should consolidate a VIE focuses on control and economic factors. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it has (1) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the guidance requires continual reconsideration of the primary beneficiary of a VIE.

Based on this guidance, the Local Limited Partnerships in which the Partnership invests meet the definition of a VIE because the owners of the equity at risk in these entities do not have the power to direct their operations. However, management does not consolidate the Partnership's interests in these VIEs, as it is not considered to be the primary beneficiary since it does not have the power to direct the activities that are considered most significant to the economic performance of these entities. The Partnership currently records the amount of its investment in these Local Limited Partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership's balance in investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership's exposure to loss on these Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantee against credit recapture to the investors in the Partnership.

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as distribution income. As of June 30, 2010 and September 30, 2010, no investment accounts in Local Limited Partnerships had reached a zero balance.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2010 and September 30, 2010
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2010, September 30, 2010 and March 31, 2010, the Partnership had cash equivalents of $197,101, $95,681, and $222,068, respectively.

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

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment.  For the three months ended June 30, 2010 and 2009 impairment loss related to investments in Local Limited Partnerships was $940,725 and $919,953, respectively.   During the six months ended September 30, 2010 and 2009, the impairment losses were $940,725 and $919,953, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2010 and September 30, 2010
 (Unaudited)

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

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Three Months Ended June 30, 2010	For the Year Ended March 31, 2010
Investments per balance sheet, beginning of period	$5,599,397	$6,908,262
Impairment loss	(940,725)	(919,953)
Equity in losses of Local Limited Partnerships	(97,228)	(388,912)
Investments per balance sheet, end of period	$4,561,444	$5,599,397

	For the Six Months Ended September 30, 2010	For the Year Ended March 31, 2010
Investments per balance sheet, beginning of period	$5,599,397	$6,908,262
Impairment loss	(940,725)	(919,953)
Equity in losses of Local Limited Partnerships	(194,456)	(388,912)
Investments per balance sheet, end of period	$4,464,216	$5,599,397

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2010 and September 30, 2010
 (Unaudited)
NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the three months ended June 30, 2010 and 2009 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2010	2009
Revenues	$361,000	$361,000
Expenses:
Interest expense	41,000	41,000
Depreciation and amortization	156,000	156,000
Operating expenses	263,000	263,000
Total expenses	460,000	460,000

Net loss	$(99,000)	$(99,000)
Net loss allocable to the Partnership	$(97,000)	$(97,000)
Net loss recorded by the Partnership	$(97,000)	$(97,000)

Selected financial information for the six months ended September 30, 2010 and 2009 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2010	2009
Revenues	$722,000	$722,000
Expenses:
Interest expense	82,000	82,000
Depreciation and amortization	311,000	311,000
Operating expenses	527,000	527,000
Total expenses	920,000	920,000

Net loss	(198,000)	(198,000)
Net loss allocable to the Partnership	$(194,000)	$(194,000)
Net loss recorded by the Partnership	$(194,000)	$(194,000)

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
For the Quarterly Periods Ended June 30, 2010 and September 30, 2010
 (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)
An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.   Asset management fees of $22,975 were incurred during each of the three months ended June 30, 2010 and 2009. For each of the six months ended September 30, 2010 and 2009, the Partnership incurred asset management fees of $45,950.  The Partnership paid the General Partner or its affiliates $20,000 and $10,000 of those fees during the three months ended June 30, 2010 and 2009, respectively and $20,000 and $10,000 during the six months ended September 30, 2010 and 2009, respectively.

(b)
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

(c)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $7,302 and $0 during the three months ended June 30, 2010 and 2009, respectively, $7,302 and $2,266 during the six months ended September 30, 2010 and 2009, respectively.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	June 30, 2010	September 30, 2010	March 31, 2010

Asset management fee payable	$474,478	$497,453	$471,503
Due to Affiliate	41	41	41
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	148	3,598	6,449
Total	$474,667	$501,092	$477,993

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 – PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships amounting to $4,233 at September 30, 2010, June 30, 2010 and March 31, 2010, represent amounts which are due at various times based on conditions specified in the respective Local Limited Partnership agreements.  These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2010 and 2009 and the three and six months ended September 30, 2010 and 2009, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2010 consisted of $207,000 in cash, aggregate investments in six Local Limited Partnerships of $4,561,000 (See “Method of Accounting for Investments in Local Limited Partnerships”) and $6,000 of other assets.  Liabilities at June 30, 2009 consisted of $475,000 of accrued fees and expenses due to General Partner and affiliates, (See “Future Contractual Cash Obligations” below) and $4,000 in payables to Local Limited Partnerships.

The Partnership’s assets at September 30, 2010 consisted of $221,000 in cash, aggregate investments in six Local Limited Partnerships of $4,464,000 (See “Method of Accounting for Investments in Local Limited Partnerships”) and $6,000 of other assets.  Liabilities at September 30, 2009 consisted of $501,000 of accrued fees and expenses due to General Partner and affiliates, (See “Future Contractual Cash Obligations” below) and $4,000 in payables to Local Limited Partnerships.

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009   The Partnership's net loss for the three months ended June 30, 2010 was $(1,062,000), reflecting an increase of approximately $(21,000) from the net loss of $(1,041,000) for the three months ended June 30, 2009. The impairment loss increased by $(21,000) for the three months ended June 30, 2010.  The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value to the Partnership compared to the current carrying value of each of the investments to the Partnership.

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009 The Partnership's net loss for the three months ended September 30, 2010 was $(110,000), reflecting a decrease of approximately $13,000 from the net loss of $(123,000) for the three months ended September 30, 2009. The reporting fees increased by $14,000 for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Local Limited Partnerships pay reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Six Months Ended September 30, 2010 Compared to the Six Months Ended September 30, 2009  The Partnership's net loss for the six months ended September 30, 2010 was $(1,172,000), reflecting an increase of approximately $(7,000) from the net loss of $(1,165,000) for the six months ended September 30, 2009. The impairment loss increased by $(21,000) for the six months ended September 30, 2010. The loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value to the Partnership compared to the current carrying value of each of the investments to the Partnership. The reporting fees increased by $14,000 for the six months ended September 30, 2010 compared to the six months ended September 30, 2009. Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Capital Resources and Liquidity

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009  Net cash and cash equivalents used during the three months ended June 30, 2010 was $(27,000), compared to net cash and cash equivalents used during the three months ended June 30, 2009 of $(10,000).  The increase in cash used during the three months ended June 30, 2010 is largely due to the Partnership reimbursing no operating advances to the General Partner or an affiliate during the three months ended June 30, 2009 compared to $(7,000) reimbursed during the three months ended June 30, 2010. Additionally, during the three months ended June 30, 2010, the Partnership paid $(20,000) in accrued asset management fees compared to $(10,000) paid during the three months ended June 30, 2009.  Each quarter the Partnership evaluates the cash position and determines how much of the accrued asset management fees will be paid to the General Partner or affiliate.

Six Months Ended September 30, 2010 Compared to Six Months Ended September 30, 2009  Net cash and cash equivalents used during the six months ended September 30, 2010 was $(14,000) compared to net cash and cash equivalents used during the six months ended September 30, 2009 of $(12,000).  The increase in cash used during the six months ended September 30, 2010 is largely due to the Partnership reimbursing $(2,000) of operating advances to the General Partner or an affiliate during the six months ended September 30, 2009 compared to $(7,000) reimbursed during the six months ended September 30, 2010. Additionally, during the six months ended September 30, 2010, the Partnership paid $(20,000) in accrued asset management fees compared to $(10,000) paid during the six months ended September 30, 2009.  Each quarter the Partnership evaluates the cash position and determines how much of the accrued asset management fee and operating expense reimbursements will be paid to the General Partner or affiliate.

During the three, six and nine months ended June 30, 2010 and September 30, 2010, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner or affiliates, (decreased) increased by $(3,000) and $23,000 as compared to March 31, 2010. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of September 30, 2010, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through May 31, 2012.

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board (the "FASB") issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2010 and shall be applied prospectively except for very limited transactions. In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted U.S. generally accepted accounting principles ("GAAP") for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance has no material impact on the Partnership’s financial statements.

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

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modifies the consolidation model to one based on control and economics, and replaces the current quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 did not have a material effect on the Partnership’s financial statements.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarters ended June 30, 2010 and September 30, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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