Form 10-Q
period 2010-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 10
filed 2011-05-27
CIK 1156815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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
(A California Limited Partnership)

INDEX TO FORM 10-Q

For the quarterly period ended December 31, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	As of December 31, 2010 and March 31, 2010	3

	Condensed Statements of Operations
	For the Three and Nine Months Ended December 31, 2010 and 2009	4

	Condensed Statements of Partners' Equity (Deficit)
	For the Nine Months Ended December 31, 2010	5

	Condensed Statements of Cash Flows
	For the Nine Months Ended December 31, 2010 and 2009	6

	Notes to Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	17

Item 4T.	Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	(Removed and Reserved)	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

Signatures		19

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

CONDENSED BALANCE SHEETS
 (Unaudited)

	December 31, 2010	March 31, 2010

ASSETS Cash and cash equivalents	$223,180	$234,454
Investments in Local Limited Partnerships, net (Notes 2 and 3)	4,364,699	5,599,397
Other assets	6,300	6,300

Total Assets	$4,594,179	$5,840,151

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)
Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$524,637	$477,993
Payables to Local Limited Partnerships (Note 4)	4,233	4,233

Total Liabilities	528,870	482,226

Partners’ Equity (Deficit):
General Partner	(7,279)	(5,986)
Limited Partners (25,000 Partnership Units authorized, 13,153 Partnership Units issued and outstanding)	4,072,588	5,363,911

Total Partners’ Equity (Deficit)	4,065,309	5,357,925

Total Liabilities and Partners’ Equity (Deficit)	$4,594,179	$5,840,151

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended December 31, 2010 and 2009
 (Unaudited)

	2010		2009
	Three	Nine	Three	Nine
	Months	Months	Months	Months

Reporting fees	$-	$13,598	$1,500	$1,500

Operating expenses and loss:
Asset management fees (Note 3)	22,975	68,925	22,975	68,925
Impairment loss (Note 2)	-	940,725	-	919,953
Accounting and legal fees	-	3,466	-	3,035
Asset management expenses	-	148	1,115	1,742
Other	569	1,407	654	1,684

Total operating expenses and loss	23,544	1,014,671	24,744	995,339

Loss from operations	(23,544)	(1,001,073)	(23,244)	(993,839)

Equity in losses of Local Limited
Partnerships (Note 2)	(97,228)	(291,684)	(97,228)	(291,684)

Interest income	37	141	44	153

Net loss	$(120,735)	$(1,292,616)	$(120,428)	$(1,285,370)

Net loss allocated to:
General Partner	$(121)	$(1,293)	$(120)	$(1,285)

Limited Partners	$(120,614)	$(1,291,323)	$(120,308)	$(1,284,085)

Net loss per Partnership Unit	$(9)	$(98)	$(9)	$(98)

Outstanding weighted Partnership Units	13,153	13,153	13,153	13,153

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

CONDENSED STATEMENTS PARTNERS EQUITY (DEFICIT)
For the Nine Months Ended December 31, 2010
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2010	$(5,986)	$5,363,911	$5,357,925

Net loss	(1,293)	(1,291,323)	(1,292,616)

Partners’ equity (deficit) at December 31, 2010	$(7,279)	$4,072,588	$4,065,309

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the None Months Ended December 31, 2010 and 2009
 (Unaudited)

	2010	2009
Cash flows from operating activities:
Net loss	$(1,292,616)	$(1,285,370)
Adjustments to reconcile net loss to net cash used in
operating activities:
Impairment loss	940,725	919,953
Equity in losses of Local Limited Partnerships	291,684	291,684
Increase in accrued fees and expenses due to
General Partner and affiliates	46,644	63,120
Net cash used in operating activities	(13,563)	(10,613)

Cash flows from investing activities:
Distributions received from Local Limited Partnerships	2,289	-
Net cash provided by investing activities	2,289	-

Net decrease in cash and cash equivalents	(11,274)	(10,613)

Cash and cash equivalents, beginning of period	234,454	245,020

Cash and cash equivalents, end of period	$223,180	$234,407

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended December 31, 2010
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2010.

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
For the Quarterly Period Ended December 31, 2010
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
For the Quarterly Period Ended December 31, 2010
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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion.  While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2010.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended December 31, 2010
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

“Equity in losses of Local Limited Partnerships” for each of the periods ended December 31, 2010 and 2009, respectively, has been recorded by the Partnership. Management’s estimate for the nine-month periods is based on actual audited results reported by the Local Limited Partnerships.  Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.  If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as distribution income. As of December 31, 2010, no investment accounts in Local Limited Partnerships had reached a zero balance.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended December 31, 2010
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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of December 31, 2010 and March 31, 2010, the Partnership had cash equivalents of $95,718 and $222,068, respectively.

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

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment.  During the nine months ended December 31, 2010 and 2009, the impairment losses were $940,725 and $919,953, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended December 31, 2010
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

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Nine Months Ended December 31, 2010	For the Year Ended March 31, 2010
Investments per balance sheet, beginning of period	$5,599,397	$6,908,262
Impairment loss	(940,725)	(919,953)
Equity in losses of Local Limited Partnerships	(291,684)	(388,912)
Distributions received from Local Limited Partnerships	(2,289)	-
Investments per balance sheet, end of period	$4,364,699	$5,599,397

Selected financial information for the nine months ended December 31, 2010 and 2009 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2010	2009
Revenues	$1,083,000	$1,083,000
Expenses:
Interest expense	122,000	122,000
Depreciation and amortization	467,000	467,000
Operating expenses	790,000	790,000
Total expenses	1,379,000	1,379,000

Net loss	$(296,000)	$(296,000)
Net loss allocable to the Partnership	$(292,000)	$(292,000)
Net loss recorded by the Partnership	$(292,000)	$(292,000)

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
For the Quarterly Period Ended December 31, 2010
 (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)
An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.  Asset management fees of $68,925 were incurred during both the nine months ended December 31, 2010 and 2009. The Partnership paid the General Partner or its affiliates $20,000 and $10,000 during the nine months ended December 31, 2010 and 2009, respectively.

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

(c)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $7,302 and $2,266 during the nine months ended December 31, 2010 and 2009, respectively.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	December 31, 2010	March 31, 2010

Asset management fee payable	$520,428	$471,503
Payable to a Limited Partner	41	41
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	4,168	6,449
Total	$524,637	$477,993

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 – PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships amounting to $4,233 at December 31, 2010 and March 31, 2010, represent amounts which are due at various times based on conditions specified in the respective Local Limited Partnership agreements.  These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances.

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2010 and 2009, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at December 31, 2010 consisted of $223,000 in cash and cash equivaelents, aggregate investments in six Local Limited Partnerships of $4,365,000 (See “Method of Accounting for Investments in Local Limited Partnerships”) and $6,000 of other assets. Liabilities at December 31, 2010 consisted of $525,000 of accrued fees and expenses due to General Partner and affiliates, (See “Future Contractual Cash Obligations” below) and $4,000 in payables to Local Limited Partnerships.

Results of Operations

Three Months Ended December 31, 2010 Compared to the Three Months Ended December 31, 2009  The Partnership's net loss for the three months ended December 31, 2010 was $(121,000), reflecting an increase of approximately $(1,000) from the net loss of $(120,000) for the three months ended December 31, 2009. The reporting fees decreased by $(2,000) for the three months ended December 31, 2010 compared to the three months ended December 31, 2009. Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Nine Months Ended December 31, 2010 Compared to Nine Months Ended December 31, 2009  The Partnership's net loss for the nine months ended December 31, 2010 was $(1,293,000), reflecting an increase of approximately $(8,000) from the net loss of $(1,285,000) for the nine months ended December 31, 2009.  The impairment loss increased by $(21,000) for the nine months ended December 31, 2010 compared to the nine months ended December 31, 2009.  The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value to the Partnership compared to the current carrying value of each of the investments to the Partnership.  The reporting fees increased by $12,000 for the nine months ended December 31, 2010 compared to the nine months ended December 31, 2009. Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Capital Resources and Liquidity

Nine Months Ended December 31, 2010 Compared to Nine Months Ended December 31, 2009  Net cash used during each of the nine months ended December 31, 2010 and 2009 was $(11,000).  The Partnership reimbursed $(2,000) of operating advances to the General Partner or an affiliate during the nine months ended December 31, 2009 compared to $(7,000) reimbursed during the nine months ended December 31, 2010. Additionally, during the nine months ended December 31, 2010, the Partnership paid $(20,000) in accrued asset management fees compared to $(10,000) paid during the nine months ended December 31, 2009.  Each quarter the Partnership evaluates the cash position and determines how much of the accrued asset management fee and operating expense reimbursements will be paid to the General Partner or affiliate. Finally, during the nine months ended December 31, 2010, the Partnership received $2,000 more in distributions and $12,000 more in reporting fees.  The distributions and reporting fees can vary from period to period due to the fact that Local Limited Partnerships pay the distributions and reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

During the nine months ended December 31, 2010, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner or affiliates, increased by $47,000 as compared to March 31, 2010. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2010, to be insufficient to meet all currently foreseeable future cash requirements.  Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through May 31, 2012.

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

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Partnership for the quarter ended June 30, 2009. The adoption did not have a significant impact on the subsequent events that the Partnership reports, either through recognition or disclosure, in the financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and therefore the Partnership did not include the disclosure in this Form 10-Q.

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

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs). The amended guidance modifies the consolidation model to one based on control and economics, and replaces the current quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE. Additionally, the amendment requires enhanced and expanded disclosures around VIEs. This amendment is effective for fiscal years beginning after November 15, 2009. The adoption of this guidance on April 1, 2010 did not have a material effect on the Partnership's financial statements.

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

(b)            Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter December 31, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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