Form 10-K
period 2011-03-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 10
filed 2011-07-27
CIK 1156815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March, 31, 2011

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
Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐  No ☒

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

The Partnership invested in six Local Limited Partnerships, none of which have been sold or otherwise disposed of as of March 31, 2011.  Each of these Local Limited Partnerships owns a single Housing Complex that is eligible for the Low Income Housing Tax Credits.  Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available.  Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2011.

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

Uninsured casualties could result in losses and recapture. There are casualties which are either uninsurable or not economically insurable.  These include earthquakes, floods, wars and losses relating to hazardous materials or environmental matters.  If a Housing Complex experienced an uninsured casualty, the Partnership could lose both its invested capital and anticipated profits in such property.  Even if the casualty were an insured loss, the Local Limited Partnership might be unable to rebuild the destroyed property.  A portion of prior tax credits could be recaptured and future tax credits could be lost if the Housing Complex were not restored within a reasonable period of time.  Any liability judgments against the Local Limited Partnership could exceed available insurance proceeds or otherwise materially and adversely affect the Local Limited Partnership. The cost of liability and casualty insurance has increased in recent years.  Casualty insurance has become more difficult to obtain and may require large deductible amounts.

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

For each of the years ended March 31, 2011, 2010 and 2009, a loss in value of an investment in a Local Limited Partnership, other than a temporary decline, is recorded by the Partnership in its financial statements as an impairment loss. Impairment is measured by comparing the Partnership’s carrying amount in the investment to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and any estimated residual value to the Partnership. For the years ended March 31, 2011, 2010 and 2009, impairment loss related to investments in Local Limited Partnerships was $940,725, $919,953 and $1,519,347, respectively.

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

Alternative minimum tax liability could reduce a Limited Partner’s tax benefits.  If a Limited Partner pays alternative minimum tax, the Limited Partner could suffer a reduction in benefits from an investment in the Partnership.  The application of the alternative minimum tax is personal to each Limited Partner.  Tax credits may not be utilized to reduce alternative minimum tax liability.

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

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner.  These accrued payables increased by $72,000, $82,000 and $72,000, for the years ended March 31, 2011, 2010 and 2009, respectively.  The Partnership’s future contractual cash obligations consist of its obligations to pay future annual asset management fees and the payables due to the Local Limited Partnerships.  The future annual asset management fees will equal approximately $92,000 per year through the termination of the Partnership, which must occur no later than December 31, 2062.  Though the amounts payable to the General Partner and/or its affiliates are contractually  currently payable,  the Partnership  anticipates that the General Partner and/or its affiliates will not require the payment of these contractual  obligations until capital reserves are in excess of the aggregate of the existing  contractual  obligations  and anticipated future foreseeable  obligations of the Partnership.  The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Associates agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2012.

Item 1B.  Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes.  The following table reflects the status of the six Housing Complexes as of the dates or for the periods indicated:

			As of March 31, 2011		As of December 31, 2010
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership

Catoosa Senior Village, L.P.	Calhoun, Georgia	BC Holdings, LLC	$1,997,000	$1,997,000	60	$2,663,000	$2,267,000

FDI-Green Manor 2003, Ltd.	Hempstead, Texas	Fieser Holding, Inc.	617,000	613,000	40	839,000	1,102,000

FDI-Pine Meadows 2003, Ltd.	Prairie View, Texas	Fieser Holdings, Inc.	668,000	668,000	59	906,000	1,029,000

Humboldt Village, L.P.	Winnemucca, Nevada	Humboldt Village, LLC	1,713,000	1,713,000	66	2,351,000	2,290,000

Melodie Meadows Associates, Ltd.	Glencoe, Alabama	Eagle Creek Partners	1,569,000	1,569,000	40	2,135,000	1,210,000

Starlight Place, L.P.	Americus, Georgia	BC Holdings, LLC	3,258,000	3,258,000	52	4,402,000	367,000

			$9,822,000	$9,818,000	317	$13,296,000	$8,265,000

(1)
Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10 year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period. Approximately 66% of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships and are no longer available to the Partnership’s Limited Partners.

	For the Year Ended December 31, 2010
Local Limited Partnership Name	Rental Income	Net Loss	Low Income Housing Tax Credits Allocated to Partnership

Catoosa Senior Village, L.P.	$254,000	$(113,000)	99.97%

FDI-Green Manor 2003, Ltd	140,000	(51,000)	99.98%

FDI-Pine Meadows 2003, Ltd.	257,000	(25,000)	99.98%

Humboldt Village, L.P.	368,000	(25,000)	92.06%

Melodie Meadows Associates, Ltd.	142,000	(84,000)	99.98%

Starlight Place, L.P.	254,000	(147,000)	99.97%

	$1,415,000	$(445,000)

WNC Housing Tax Credit Fund VI, L.P., Series 10
March 31, 2011
		Occupancy Rates As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2010	2009	2008	2007	2006

Catoosa Senior Village, L.P.	Calhoun, Georgia	BC Holdings, LLC	90%	90%	98%	93%	100%

FDI-Green Manor 2003, Ltd.	Hempstead, Texas	Fieser Holding, Inc.	58%	83%	100%	68%	93%

FDI-Pine Meadows 2003, Ltd.	Prairie View, Texas	Fieser Holdings, Inc.	88%	90%	95%	95%	100%

Humboldt Village, L.P.	Winnemucca, Nevada	Humboldt Village, LLC	95%	97%	92%	97%	97%

Melodie Meadows Associates, Ltd.	Glencoe, Alabama	Eagle Creek Partners	100%	100%	100%	100%	100%

Starlight Place, L.P.	Americus, Georgia	BC Holdings, LLC	98%	100%	100%	98%	100%

		Weighted Average	89%	93%	97%	93%	98%

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

b)	At March 31, 2011, there were 640 Limited Partners, respectively, and no assignees of Partnership Units who were not admitted as Limited Partners, respectively.

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

d)	No securities are authorized for issuance by the Partnership under equity compensation plans.

e)	The Partnership does not issue common stock.

f)	No unregistered securities were sold by the Partnership during the year ended March 31, 2011.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	March 31,

	2011	2010	2009	2008	2007

ASSETS
Cash and cash equivalents	$224,152	234,454	$245,020	$261,019	$289,760
Investments in Local Limited Partnerships, net	4,208,365	5,599,397	6,908,262	8,857,368	9,588,104
Other assets	6,300	6,300	6,300	6,300	6,300
Total Assets	$4,438,817	5,840,151	$7,159,582	$9,124,687	$9,884,164

LIABILITIES
Payables to Local Limited Partnerships	$4,233	4,233	$4,233	$4,233	$4,233
Accrued fees and expenses due to General Partner and affiliates	545,133	477,993	390,253	320,804	260,783

Total Liabilities	549,366	482,226	394,486	325,037	265,016

PARTNERS' EQUITY (DEFICIT)	3,889,451	5,357,925	6,765,096	8,799,650	9,619,148

Total Liabilities and Partners’ Equity (Deficit)	$4,438,817	5,840,151	$7,159,582	$9,124,687	$9,884,164

Selected results of operations, cash flows and other information for the Partnership are as follows:

	For the Years Ended March 31,
	2011	2010	2009	2008	2007

Loss from operations (Note 1)	$(1,025,738)	$(1,018,460)	$(1,618,917)	$(506,664)	$(422,037)
Equity in losses of Local Limited Partnerships	(442,916)	(388,912)	(417,148)	(321,968)	(329,048)
Interest income	180	201	1,511	9,134	14,363
Net loss	$(1,468,474)	$(1,407,171)	$(2,034,554)	$(819,498)	$(736,722)

Net loss allocated to:
General Partner	$(1,468)	$(1,407)	$(2,035)	$(819)	$(737)

Limited Partners	$(1,467,006)	$(1,405,764)	$(2,032,519)	$(818,679)	$(735,985)

Net loss per Partnership Unit	$(111.53)	$(106.88)	$(154.53)	$(62.24)	$(55.96)

Outstanding weighted Partnership Units	13,153	13,153	13,153	13,153	13,153

Note 1 - Loss from operations for the years ended March 31, 2011, 2010, 2009, 2008 and 2007, include a charge for impairment losses on investments in Local Limited Partnerships of $940,725, $919,953, $1,519,347, $372,414 and $278,095, respectively (see Note 2 to the financial statements).

	For the Years Ended March 31,
	2011	2010	2009	2008	2007

Net cash provided by (used in):

Operating activities	$(17,693)	$(10,566)	$(20,696)	$(33,439)	$(27,095)
Investing activities	7,391	-	4,697	4,698	(79,085)

Net change in cash and cash equivalents	(10,302)	(10,566)	(15,999)	(28,741)	(106,180)

Cash and cash equivalents, beginning of period	234,454	245,020	261,019	289,760	395,940

Cash and cash equivalents, end of period	$224,152	$234,454	$245,020	$261,019	$289,760

Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

	2010	2009	2008	2007	2006

Federal	$101	$101	$101	$99	$102
State	-	-	-	-	-

Total	$101	$101	$101	$99	$102

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

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable.  Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the product of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership.  If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments were capitalized as part of the investment account and were being amortized over 30 years (See Notes 2 and 3 to the financial statements).

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

In November 2008, the FASB issued accounting guidance on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Partnership adopted the guidance for the interim quarterly period beginning April 1, 2009. The impact of adopting it did not have a material impact on the Partnership’s financial condition or results of operations.

In April 2009, the FASB issued accounting guidance for Interim Disclosures about Fair Value of Financial Instruments.  This requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  It became effective for as of and for the interim period ended June 30, 2009 and had no impact on the Partnership’s financial condition or results of operations.

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

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modifies the consolidation model to one based on control and economics, and replaced quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 did not have a material effect on the Partnership’s financial statements.

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

Financial Condition

For the year ended March 31, 2011

The Partnership’s assets at March 31, 2011 consisted of $224,000 in cash and cash equivalents, aggregate investments in 6 Local Limited Partnerships of $4,208,000 (See “Method of Accounting for Investments in Local Limited Partnerships”) and $6,000 of other assets.  Liabilities at March 31, 2010 consisted of $545,000 of accrued fees and expenses due to General Partner and affiliates, (See “Future Contractual Cash Obligations” below) and $4,000 of payables to Local Limited Partnerships.

Results of Operations

Year Ended March 31, 2011 Compared to Year Ended March 31, 2010  The Partnership’s net loss for the year ended March 31, 2011 was $(1,468,000), reflecting an increase of $(61,000) from the net loss experienced for the year ended March 31, 2010 of $(1,407,000). The increase in net loss was largely due to an increase of $(54,000) in equity in losses of Local Limited Partnerships.  The equity in losses can vary from year to year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships. There was also a $(21,000) increase in impairment loss for the year ended March 31, 2011 compared to the year ended March 31, 2010.   The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership compared to the current net investment balance that is being carried for the particular Local Limited Partnerships.  Reporting fees increased by $12,000 for the year ended March 31, 2011 due to the fact that Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

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

Liquidity and Capital Resources

Year Ended March 31, 2011 Compared to Year Ended March 31, 2010   The net decrease in cash during the year ended March 31, 2011 was $(10,000) compared to a net decrease in cash for the year ended March 31, 2010 of $(11,000). The Partnership paid accrued asset management fees of $20,000 during the year ended March 31, 2011 compared to $10,000 paid during the year ended March 31, 2010.  During the year ended March 31, 2011 the Partnership reimbursed the General Partner or an affiliate $11,000 for operating expenses paid on its behalf compared to $2,000 reimbursed during the year ended March 31, 2010.  The accrued asset management fees and reimbursement of operating expenses are paid after management reviews the cash position of the Partnership.  The Partnership also collected $12,000 more in reporting fees during the year ended March 31, 2011 compared to the year ended March 31, 2010 due to the fact that Local Limited Partnerships pay the reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Year Ended March 31, 2010 Compared to Year Ended March 31, 2009   The net decrease in cash during the year ended March 31, 2010 was $(11,000) compared to a net decrease in cash for the year ended March 31, 2009 of $(16,000). The net change was partially due to the Partnership paying accrued asset management fees of $10,000 during the year ended March 31, 2010 compared to $20,000 paid during the year ended March 31, 2009.  For the year ended March 31, 2010 the Partnership reimbursed the General Partner or an affiliate $2,000 for operating expenses paid on its behalf compared to $9,000 reimbursed during the year ended March 31, 2009.  The accrued asset management fees and reimbursement of operating expenses are paid after management reviews the cash position of the Partnership.  The Partnership also collected $5,000 more in both reporting fees and distributions for the year ended March 31, 2010 compared to the year ended March 31, 2009 due to the fact that Local Limited Partnerships pay the reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Accrued payables, which consist primarily of related party asset management fees due to the General Partner, increased by approximately $67,000, $88,000 and $69,000 for the years ended March 31, 2011, 2010 and 2009, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2012.

Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2011:

	2012	2013	2014	2015	2016	Thereafter	Total

Asset management fees(1)	$637,033	$91,900	$91,900	$91,900	$91,900	$4,227,400	$5,232,033
Capital contribution payable	4,233	-	-	-	-	-	4,233
Total contractual cash obligations	$641,266	$91,900	$91,900	$91,900	$91,900	$4,227,400	$5,236,266

(1)
Asset management fees are payable annually until termination of the Partnership, which is to occur no later than December 31, 2062. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes until December 31, 2062. Amounts due to the General Partner as of March 31, 2011 have been included in the 2012 column.  The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

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

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 10

We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund VI, L.P., Series 10 (the Partnership) as of March 31, 2011 and 2010, and the related statements of operations, partners’ equity (deficit) and cash flows for each of the years in the three-year period ended March 31, 2011.  The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the financial statements of certain Local Limited Partnerships which investments represent $2,660,868 and $3,333,361 of the total Partnership assets as of March 31, 2011 and 2010, respectively, and ($170,345), $(180,607) and $(167,497) of the total Partnership loss for the years ended March 31, 2011, 2010 and 2009, respectively. Those statements were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to those Local Limited Partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 10 as of March 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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
July 27, 2011

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

Kaysville, Utah
March 9, 2010

Child, Van Wagoner & Bradshaw, PLLC.

Report of Independent Registered Public Accounting Firm

To the Partners
Humboldt Village, L.P.
Winnemucca, Nevada

We have audited the accompanying balance sheets of Humboldt Village, L.P. (the Partnership), as of December 31, 2010 and 2009, and the related statements of operations, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership, at December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated March 10, 2011, on our consideration of the Partnership's internal control over fmancial reporting. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and the results of that testing and not to provide an opinion on the internal control over financial reporting. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report considering the results of our audit.

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
March 10, 2011

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

PAILET, MEUNIER and LeBLANC, L.L.P.
Certified Public Accountants
Management Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners Starlight Place, LP

We have audited the accompanying balance sheet of Starlight Place, LP, as of December 31, 2010 and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Starlight Place, LP as of December 31, 2010 and the results of its operations, changes in partners' capital and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ PAILET, MEUNIER and LeBLANC, L.L.P.
Metairie, Louisiana
February 21, 2011

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
Member of
Member Firms in Principal Cities ● PCAOB - Public Company Accounting Oversight Board
AICPA: Center for Public Company Audit Firms (SEC)● Governmantal Audit Quality Center ● Private Companies Practice Section (PCPS)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

BALANCE SHEETS

	March 31,

	2011	2010
ASSETS
Cash and cash equivalents	$224,152	$234,454
Investments in Local Limited Partnerships, net (Notes 2 and 3)	4,208,365	5,599,397
Other assets	6,300	6,300

Total Assets	$4,438,817	$5,840,151

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnerships (Note 5)	$4,233	$4,233
Accrued fees and expenses due to General Partner and affiliates (Note 3)	545,133	477,993

Total Liabilities	549,366	482,226

Partners’ Equity (Deficit)
General Partner	(7,454)	(5,986)
Limited Partners (25,000 Partnership Units authorized; 13,153 Partnership Units issued and outstanding as of March 31, 2011 and 2010)	3,896,905	5,363,911

Total Partners’ Equity (Deficit)	3,889,451	5,357,925

Total Liabilities and Partners’ Equity (Deficit)	$4,438,817	$5,840,151

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2011	2010	2009

Reporting fees	$13,598	$1,500	$6,801

Operating expenses and loss:
Amortization (Notes 2 and 3)	-	-	7,914
Asset management fees (Note 3)	91,900	91,900	91,900
Impairment loss (Note 2)	940,725	919,953	1,519,347
Accounting and legal fees	3,711	3,035	2,966
Other	3,000	5,072	3,591
Total operating expenses and loss	1,039,336	1,019,960	1,625,718

Loss from operations	(1,025,738)	(1,018,460)	(1,618,917)

Equity in losses of Local Limited Partnerships (Note 2)	(442,916)	(388,912)	(417,148)

Interest income	180	201	1,511

Net loss	$(1,468,474)	$(1,407,171)	$(2,034,554)

Net loss allocated to:
General Partner	$(1,468)	$(1,407)	$(2,035)
Limited Partners	$(1,467,006)	$(1,405,764)	$(2,032,519)

Net loss per Partnership Unit	$(111.53)	$(106.88)	$(154.53)

Outstanding weighted Partnership Units	13,153	13,153	13,153

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

For the Years Ended March 31, 2011, 2010 and 2009

	General Partner	Limited Partners	Total

Partners’ equity (deficit) at March 31, 2008	$(2,544)	$8,802,194	$8,799,650

Net loss	(2,035)	(2,032,519)	(2,034,554)

Partners’ equity (deficit) at March 31, 2009	(4,579)	6,769,675	6,765,096

Net loss	(1,407)	(1,405,764)	(1,407,171)

Partners’ equity (deficit) at March 31, 2010	(5,986)	5,363,911	5,357,925

Net loss	(1,468)	(1,467,006)	(1,468,474)

Partners’ equity (deficit) at March 31, 2011	$(7,454)	$3,896,905	$3,889,451

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

For the Years Ended March 31, 2011, 2010 and 2009

	For The Years Ended March 31,

	2011	2010	2009

Cash flows from operating activities:
Net loss	$(1,468,474)	$(1,407,171)	$(2,034,554)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	-	-	7,914
Impairment loss	940,725	919,953	1,519,347
Equity in losses of Local Limited Partnerships	442,916	388,912	417,148
Increase in accrued fees and expenses due to General Partner and affiliates	67,140	87,740	69,449

Net cash used in operating activities	(17,693)	(10,566)	(20,696)

Cash flows from investing activities:
Distributions received from Local Limited Partnerships	7,391	-	4,697

Net cash provided by investing activities	7,391	-	4,697

Net decrease in cash and cash equivalents	(10,302)	(10,566)	(15,999)

Cash and cash equivalents, beginning of year	234,454	245,020	261,019

Cash and cash equivalents, end of year	$224,152	$234,454	$245,020

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$800	$800	$800

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2011, 2010 and 2009

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2011, 2010 and 2009

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2011, 2010 and 2009

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available.  Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2011.

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

Method of Accounting For Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable.  Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and any estimated residual value to the Partnership.  If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments were capitalized as part of the investment account and were being amortized over 30 years (see Notes 2 and 3).

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2011, 2010 and 2009

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

Distributions received from the Local Limited Partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income.  As of March 31, 2011, none of the investment accounts in Local Limited Partnerships had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of March 31, 2011, 2010 and 2009, the Partnership had cash equivalents of $95,738, $222,068 and $221,988, respectively.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2011, 2010 and 2009

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

Reclassifications

Certain reclassifications have been made to the 2010 and 2009 financial statements to be consistent with the 2011 presentation.

Amortization

Acquisition fees and costs were being amortized over 30 years using the straight-line method. Amortization expense for the years ended March 31, 2011, 2010 and 2009 was $0, $0 and $7,914, respectively. As of March 31, 2009, all acquisition fees and costs had been fully amortized or impaired.

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. As of March 31, 2009, all Local Limited Partnerships were not considered to have any residual value in consideration of the current economic circumstances. For the years ended March 31, 2011, 2010 and 2009, impairment loss related to investments in Local Limited Partnerships was $940,725, $919,953 and $722,303, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Partnership also evaluated its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. As of March 31, 2009, all Local Limited Partnerships were not considered to have any residual value in consideration of the current economic circumstances. During the years ended March 31, 2011, 2010 and 2009, an impairment loss of $0, $0 and $797,044 respectively, was recorded against the related intangibles.

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

In November 2008, the FASB issued accounting guidance on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Partnership adopted the guidance for the interim quarterly period beginning April 1, 2009. The impact of adopting it did not have a material impact on the Partnership’s financial condition or results of operations.

In April 2009, the FASB issued accounting guidance for Interim Disclosures about Fair Value of Financial Instruments.  This requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  It became effective for as of and for the interim period ended June 30, 2009 and had no impact on the Partnership’s financial condition or results of operations.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modifies the consolidation model to one based on control and economics, and replaced quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 did not have a material effect on the Partnership’s financial statements.

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

The Partnership’s investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2011 and 2010 are approximately $3,006,000 and $2,060,000, respectively less than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined condensed financial statements presented below.  This difference is primarily due to acquisition, selection, and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account, impairment losses recorded in the Partnership’s investment account and capital contributions payable to the Local Limited Partnerships which were netted against partner capital in the Local Limited Partnership’s financial statements.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. As of March 31, 2009, all Local Limited Partnerships were not considered to have any residual value in consideration of the current economic circumstances. For the years ended March 31, 2011, 2010 and 2009, impairment loss related to investments in Local Limited Partnerships was $940,725, $919,953 and $722,303, respectively.

The Partnership also evaluated its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. As of March 31, 2009, all Local Limited Partnerships were not considered to have any residual value in consideration of the current economic circumstances. During the years ended March 31, 2011, 2010 and 2009, an impairment loss of $0, $0 and $797,044 respectively, was recorded against the related intangibles.

The following is a summary of the equity method activity of the investments in the Local Limited Partnerships for the periods presented:

	For The Years Ended March 31,

	2011	2010	2009

Investments per balance sheet, beginning of period	$5,599,397	$6,908,262	$8,857,368
Impairment loss	(940,725)	(919,953)	(1,519,347)
Equity in losses of Local Limited Partnerships	(442,916)	(388,912)	(417,148)
Amortization of paid acquisition fees and costs	-	-	(7,673)
Amortization of warehouse interest and costs	-	-	(241)
Distributions received from Local Limited Partnerships	(7,391)	-	(4,697)

Investment per balance sheet, end of period	$4,208,365	$5,599,397	$6,908,262

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2011, 2010 and 2009

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

COMBINED CONDENSED BALANCE SHEETS

	2010	2009
ASSETS
Buildings and improvements (net of accumulated depreciation as of December 31, 2010 and 2009, of $4,006,000 and $3,426,000, respectively)	$15,279,000	$15,847,000
Land	1,067,000	1,067,000
Other assets	1,279,000	1,247,000
Total assets	$17,625,000	$18,161,000

LIABILITIES
Mortgage payable	$8,265,000	$8,339,000
Due to affiliates	241,000	220,000
Other liabilities	260,000	256,000

Total liabilities	8,766,000	8,815,000

PARTNERS' EQUITY
WNC Housing Tax Credit Fund VI, L.P., Series 10	7,214,000	7,659,000
Other partners	1,645,000	1,687,000
Total partners’ equity	8,859,000	9,346,000
Total liabilities and partners’ equity	$17,625,000	$18,161,000

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2010	2009	2008

Revenues	$1,436,000	$1,444,000	$1,411,000

Expenses:
Operating expenses	1,144,000	1,053,000	1,056,000
Interest expense	151,000	163,000	151,000
Depreciation and amortization	586,000	623,000	627,000

Total expenses	1,881,000	1,839,000	1,834,000

Net loss	$(445,000)	$(395,000)	$(423,000)

Net loss allocable to the Partnership,	$(443,000)	$(389,000)	$(417,000)

Net loss recorded by the Partnership	$(443,000)	$(389,000)	$(417,000)

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

Acquisition fees of 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  At the end of all periods presented the Partnership incurred total acquisition fees of $920,710, which have been included in investments in Local Limited Partnerships. As of all periods presented, the fees have been fully amortized or impaired. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

Reimbursement of costs incurred by the General Partner or by an affiliate of Associates in connection with the acquisition of Local Limited Partnerships.  These reimbursements have not exceeded 2% of the gross proceeds.  At the end of all periods presented, the Partnership incurred acquisition costs of $263,060, which have been included in investments in Local Limited Partnerships. As of all periods presented, the costs have been fully amortized or impaired. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time.

An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.   Management fees of $91,900, were incurred during each of the years ended March 31, 2011, 2010 and 2009, of which $20,000, $10,000 and $20,000 were paid, respectively.

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

The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership.  Operating expense reimbursements were $11,471, $2,266 and $9,009 during the years ended March 31, 2011, 2010 and 2009, respectively.

WNC Holding, LLC (“Holding”), a wholly owned subsidiary of Associates, acquires investments in Local Limited Partnerships using funds from a secured warehouse line of credit.  Such investments are warehoused by Holding until transferred to syndicated partnerships as investors are identified.  The transfer of the warehoused investments is typically achieved through the admittance of the syndicated partnership as the Limited Partner of the Local Limited Partnership and the removal of Holding as the Limited Partner.  Consideration paid to Holding for the transfer of its interest in the Local Limited Partnership generally consists of cash reimbursement of capital contribution installment(s) paid to the Local Limited Partnerships by Holding, assumption of the remaining capital contributions payable due to the Local Limited Partnership and financing costs and interest charged by Holding.  For all periods presented the Partnership incurred financing costs of $7,252 and interest of $65,823 which are included in investments in Local Limited Partnerships.  The accumulated amortization of these financing costs and interest was $0 for all periods presented.  Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership. If an impairment loss related to the capitalized warehouse interest and costs are recorded, the accumulated amortization is reduced to zero at that time.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	March 31,
	2011	2010

Asset management fee payable	$543,403	$471,503
Due to affiliate	41	41
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	1,689	6,449

Total	$545,133	$477,993

The General Partners and/or their affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2012.

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31 (rounded):

	June 30	September 30	December 31	March 31
2011

Income	$-	$14,000	$-	$-

Operating expenses	(965,000)	(27,000)	(24,000)	(23,000)

Loss from operations	(965,000)	(13,000)	(24,000)	(23,000)

Equity in losses of Local Limited Partnerships	(97,000)	(97,000)	(97,000)	(152,000)

Net loss	(1,062,000)	(110,000)	(121,000)	(175,000)

Net loss available to Limited Partners	(1,061,000)	(110,000)	(121,000)	(175,000)

Net loss per Partnership Unit	(81)	(8)	(9)	(13)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2011, 2010 and 2009

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

NOTE 5 – PAYABLES TO LOCAL LIMTED PARTNERSHIPS

Payables to Local Limited Partnerships represent amounts which are due at various times based on conditions specified in the Local Limited Partnership agreements.  These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership’s initial investment). As of March 31, 2011 and 2010, $4,233 remains payable to the Local Limited Partnerships.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

NONE

Item 9A. Controls and Procedures

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

(b)           Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2011. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures,” the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2011.

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

(c)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

WNC & Associates, Inc. is a California corporation which was organized in 1971. Its officers and significant employees are included in the following list, which also includes certain officers of WNC Capital Corporation:

Wilfred N. Cooper, Sr.	Chairman
Wilfred N. Cooper, Jr.	President and Chief Executive Officer
Michael J. Gaber	Chief Operating Officer and Executive Vice President
David N. Shafer, Esq.	Executive Vice President
Darrick Metz	Senior Vice President - Originations
Christine A. Cormier	Senior Vice President – Fund Management
Melanie R. Wenk	Vice President – Accounting and Finance - Chief Financial Officer
Paula Hall	Vice President – Asset Management
Gregory S. Hand	Vice President – Acquisitions
Kelly Henderson	Vice President – Acquisitions
Thomas F. Maxwell	Vice President – Originations
Kay L. Cooper	Director of WNC & Associates, Inc.
Jennifer E. Cooper	Director of WNC & Associates, Inc.

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

Wilfred N. Cooper, Jr., age 48, is President, Chief Executive Officer, Secretary, a Director, and a member of the Acquisition Committee, of WNC & Associates, Inc. He is President and a Director of, and a registered principal with, WNC Capital Corporation. He has been involved in real estate investment and acquisition activities since 1988 when he joined WNC & Associates, Inc. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper serves on the Orange County Advisory Board of U.S. Bank and the New York State Association for Affordable Housing, the Board of Trustees of NHC, the Editorial Advisory Board of Tax Credit Advisor, and the Tax Policy Council of the National Trust for Historic Preservation.  He is a member of the Urban Land Institute and of Vistage International, a global network of business leaders and chief executives. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

Michael J. Gaber, age 45, is an Executive Vice President, Chief Operating Officer, chair of the Acquisition Committee, and oversees the Property Acquisition and Investment Management groups, of WNC & Associates, Inc. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with WNC & Associates, Inc. since 1997. Prior to joining WNC & Associates, Inc., he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with a large financial institution. Mr. Gaber is a member of the Housing Credit Group of NAHB and of National Housing and Rehabilitation Association (“NH&RA”). Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration – Finance

David N. Shafer, age 58, is an Executive Vice President, chair of the Portfolio Disposition Committee, a member of the Acquisition Committee, and oversees the New Markets Tax Credit group, of WNC & Associates, Inc. Mr. Shafer has been active in the real estate industry since 1984. Before joining WNC & Associates, Inc. in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and past President of the California Council of Affordable Housing, a Director of the Council for Affordable and Rural Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Laws degree in Taxation.

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

Melanie R. Wenk, age 43, is Vice President – Chief Financial Officer of WNC & Associates, Inc. She oversees WNC’s corporate and partnership accounting group, which is responsible for SEC reporting and New Markets Tax Credit compliance. Prior to joining WNC in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona in 1999 with a Bachelor of Science degree in accounting.

Paula Hall, age 44, is Vice President – Asset Management, a member of the Acquisition Committee, and oversees the asset management group, of WNC & Associates, Inc. She joined WNC in 1997 and has more than 21 years of property management experience. Ms. Hall is a Certified Occupancy Specialist (CPO), Housing Credit Certified Professional (HCCP), and Certified Property Manager (CPM) candidate. Prior to joining WNC, she was a property manager for NHP Property Management (AIMCO) where she oversaw operations, training and development.

Christine A. Cormier, age 52, is Senior Vice President – Fund Management, a member of the Placement Committee and the Disposition Committee, and oversees the fund management group, of WNC & Associates, Inc. Ms. Cormier has been active in the real estate industry since 1985. Prior to joining WNC in 2008, Ms. Cormier was with another major tax credit syndicator for over 12 years where she was the Managing Director of investor relations. Ms. Cormier graduated from Bentley University in 1982 with a Bachelor of Science degree (summa cum laude) in accounting and computer science.

Gregory S. Hand, age 47, is Vice President – Acquisitions, and oversees the property underwriting activities, of the Irvine office of WNC & Associates, Inc. Mr. Hand has been involved in real estate analysis, development and management since 1987. Prior to joining WNC in 1998, he was a portfolio asset manager with a national tax credit sponsor with responsibility for the management of $200 million in assets. Prior to that, he was a finance manager with The Koll Company and a financial analyst with The Irvine Company. Mr. Hand graduated from Iowa State University in 1987 with a Bachelor of Business Administration degree in finance.

Kelly Henderson, Esq., age 39, is Vice President – Acquisitions, and oversees the property underwriting activities of the New York City office, of WNC & Associates, Inc. Prior to joining WNC in 2006, she was Vice President – Acquisitions and Senior Counsel with a national tax credit syndicator.  Ms. Henderson has been underwriting tax credit properties since 1999. She graduated from the State University of New York at Geneseo in 1993 with a Bachelor of Arts degree in political science, and from the New England School of Law in 1996 with a Juris Doctor degree.  She is licensed to practice law in the States of New York and Massachusetts.

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

(a)  Compensation for Services

For services rendered by the General Partner or an affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any such affiliate may receive an annual asset management fee not to exceed 0.5% of the invested assets of the Local Limited Partnerships, including the Partnership’s allocable share of the mortgages.  The asset management fee is payable with respect to the previous calendar quarter on the first day of each calendar quarter during the year. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets.  Fees of $91,900 were incurred during each of the years ended March 31, 2011, 2010 and 2009, of which $20,000, $10,000 and $20,000, were paid during the years ended March 31, 2011, 2010 and 2009, respectively.

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

The unpaid operating expenses reimbursable to the General Partner or its affiliates were $1,689, $6,449 and $609 for the years ended March 31, 2011, 2010 and 2009, respectively.  The Partnership reimbursed the General Partner or its affiliates for operating expenses of $11,471, $2,266 and $9,009, during the years ended March 31, 2011, 2010 and 2009, respectively.

(c)   Interest in Partnership

The General Partner receives 0.1% of the Partnership’s allocated Low Income Housing Tax Credits, which approximated $1,330, for each of the years ended December 31, 2010, 2009 and 2008.  The General Partner is also entitled to receive 0.1% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2011, 2010 and 2009.  The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 10% and the Limited Partners 90% of any remaining proceeds.  There were no such distributions of cash to the General Partner during the years ended March 31, 2011, 2010 and 2009.

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

(b)	The Partnership has no directors.

Item 14.  Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firm for the years ended March 31:

	2011	2010
Audit Fees	$-	$-
Audit-related Fees	-	-
Tax Fees	3,035	3,035
All Other Fees	-	-
TOTAL	$3,035	$3,035

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are preapproved by the General Partner.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)           List of financial statements included in Part II hereof

Balance Sheets, March 31, 2011 and 2010,
Statements of Operations for the years ended March 31, 2011, 2010 and 2009,
Statements of Partners’ Equity (Deficit) for the years ended March 31, 2011, 2010 and 2009
Statements of Cash Flows for the years ended March 31, 2011, 2010 and 2009
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

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

99.1	Amended and Restated Agreement of Limited Partnership of Starlight Place, L.P. as exhibit 99.2 to Form 8-K Current Report dated June 8, 2004 is herein incorporated by reference as exhibit 99.3.

99.2
Financial Statements of Starlight, L.P., as of and for the years ended December 31, 2010, 2009 and 2008, together with Independent Auditors’ Report thereon; a significant subsidiary of the Partnership. (filed herewith)

WNC Housing Tax Credit Fund VI, L.P., Series 10
Real Estate Owned by Local Limited Partnerships

March 31, 2011

		As of March 31, 2011		Initial Cost to Partnership			As of December 31, 2010
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value
Catoosa Senior Village, L.P.	Calhoun, Georgia	$1,997,000	$1,997,000	$456,000	$4,352,000	$10,000	$2,267,000	$456,000	$4,362,000	$1,108,000	$3,710,000

FDI-Green Manor 2003, Ltd.	Hempstead, Texas	617,000	613,000	27,000	1,734,000	39,000	1,102,000	27,000	1,773,000	290,000	1,510,000

FDI-Pine Meadows 2003, Ltd.	Prairie View, Texas	668,000	668,000	47,000	1,693,000	68,000	1,029,000	47,000	1,761,000	293,000	1,515,000

Humboldt Village, L.P.	Winnemucca, Nevada	1,713,000	1,713,000	79,000	4,223,000	38,000	2,290,000	79,000	4,261,000	855,000	3,485,000

Melodie Meadows Associates, Ltd.	Glencoe, Alabama	1,569,000	1,569,000	209,000	2,693,000	-	1,210,000	209,000	2,693,000	630,000	2,272,000

Starlight Place, L.P.	Americus, Georgia	3,258,000	3,258,000	249,000	4,396,000	39,000	367,000	249,000	4,435,000	830,000	3,854,000

		$9,822,000	$9,818,000	$1,067,000	$19,091,000	$194,000	$8,265,000	$1,067,000	$19,285,000	$4,006,000	$16,346,000

WNC Housing Tax Credit Fund VI, L.P., Series 10
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2011

	For the Year Ended December 31, 2010
Local Limited Partnership Name	Rental Income	Net Loss	Year Investment Acquired	Estimated Useful Life (Years)

Catoosa Senior Village, L.P.	$254,000	$(113,000)	2003	40

FDI-Green Manor 2003, Ltd.	140,000	(51,000)	2004	40

FDI-Pine Meadows 2003, Ltd.	257,000	(25,000)	2004	40

Humboldt Village, L.P.	368,000	(25,000)	2004	40

Melodie Meadows Associates, Ltd.	142,000	(84,000)	2003	40

Starlight Place, L.P.	254,000	(147,000)	2004	40

	$1,415,000	$(445,000)

WNC Housing Tax Credit Fund VI, L.P., Series 10
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2010

		As of March 31, 2010		Initial Cost to Partnership			As of December 31, 2009
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value
Catoosa Senior Village, L.P.	Calhoun, Georgia	$1,997,000	$1,997,000	$456,000	$4,352,000	$9,000	$2,281,000	$456,000	$4,361,000	$956,000	$3,861,000

FDI-Green Manor 2003, Ltd.	Hempstead, Texas	617,000	613,000	27,000	1,734,000	36,000	1,118,000	27,000	1,770,000	243,000	1,554,000

FDI-Pine Meadows 2003, Ltd.	Prairie View, Texas	668,000	668,000	47,000	1,693,000	61,000	1,045,000	47,000	1,754,000	244,000	1,557,000

Humboldt Village, L.P.	Winnemucca, Nevada	1,713,000	1,713,000	79,000	4,223,000	37,000	2,311,000	79,000	4,260,000	748,000	3,591,000

Melodie Meadows Associates, Ltd.	Glencoe, Alabama	1,569,000	1,569,000	209,000	2,693,000	1,000	1,215,000	209,000	2,694,000	550,000	2,353,000

Starlight Place, L.P.	Americus, Georgia	3,258,000	3,258,000	249,000	4,396,000	38,000	369,000	249,000	4,434,000	685,000	3,998,000

		$9,822,000	$9,818,000	$1,067,000	$19,091,000	$182,000	$8,339,000	$1,067,000	$19,273,000	$3,426,000	$16,914,000

WNC Housing Tax Credit Fund VI, L.P., Series 10
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2010

	For the Year Ended December 31, 2009
Local Limited Partnership Name	Rental Income	Net Loss	Year Investment Acquired	Estimated Useful Life (Years)

Catoosa Senior Village, L.P.	$271,000	$(101,000)	2003	40

FDI-Green Manor 2003, Ltd.	146,000	(44,000)	2004	40

FDI-Pine Meadows 2003, Ltd.	266,000	(1,000)	2004	40

Humboldt Village, L.P.	349,000	(81,000)	2004	40

Melodie Meadows Associates, Ltd.	140,000	(62,000)	2003	40

Starlight Place, L.P.	249,000	(106,000)	2004	40

	$1,421,000	$(395,000)

WNC Housing Tax Credit Fund VI, L.P., Series 10
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2009

		As of March 31, 2009		Initial Cost to Partnership			As of December 31, 2008
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value
Catoosa Senior Village, L.P.	Calhoun, Georgia	$1,997,000	$1,997,000	$456,000	$4,352,000	$1,000	$2,297,000	$456,000	$4,353,000	$804,000	$4,004,000

FDI-Green Manor 2003, Ltd.	Hempstead, Texas	617,000	613,000	27,000	1,734,000	32,000	1,132,000	27,000	1,766,000	196,000	1,597,000

FDI-Pine Meadows 2003, Ltd.	Prairie View, Texas	668,000	668,000	47,000	1,693,000	51,000	1,061,000	47,000	1,744,000	196,000	1,595,000

Humboldt Village, L.P.	Winnemucca, Nevada	1,713,000	1,713,000	79,000	4,223,000	31,000	2,332,000	79,000	4,254,000	610,000	3,723,000

Melodie Meadows Associates, Ltd.	Glencoe, Alabama	1,569,000	1,569,000	209,000	2,693,000	1,000	1,216,000	209,000	2,694,000	469,000	2,434,000

Starlight Place, L.P.	Americus, Georgia	3,258,000	3,258,000	249,000	4,396,000	38,000	371,000	249,000	4,434,000	532,000	4,151,000

		$9,822,000	$9,818,000	$1,067,000	$19,091,000	$154,000	$8,409,000	$1,067,000	$19,245,000	$2,808,000	$17,504,000

WNC Housing Tax Credit Fund VI, L.P., Series 10
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2009

	For the Year Ended December 31, 2008
Local Limited Partnership Name	Rental Income	Net Loss	Year Investment Acquired	Estimated Useful Life (Years)

Catoosa Senior Village, L.P.	$250,000	$(119,000)	2003	40

FDI-Green Manor 2003, Ltd.	161,000	(52,000)	2004	40

FDI-Pine Meadows 2003, Ltd.	238,000	(17,000)	2004	40

Humboldt Village, L.P.	362,000	(67,000)	2004	40

Melodie Meadows Associates, Ltd.	135,000	(62,000)	2003	40

Starlight Place, L.P.	236,000	(106,000)	2004	40

	$1,382,000	$(423,000)

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

Date:           July 27, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:           /s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date:           July 27, 2011

By:           /s/ Melanie R. Wenk
Melanie R. Wenk,
Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:           July 27, 2011

By:           /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date:           July 27, 2011

By:           /s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date:           July 27, 2011