Form 10-Q
period 2011-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 10
filed 2011-08-19
CIK 1156815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer___ Accelerated filer__ _Non-accelerated filer___X__ Smaller reporting company___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___No ___X___

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

INDEX TO FORM 10-Q
 For the quarterly period ended June 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	As of June 30, 2011 and March 31, 2011	3

	Condensed Statements of Operations
	For the Three Months Ended June 30, 2011 and 2010	4

	Condensed Statement of Partners' Equity (Deficit)
	For the Three Months Ended June 30, 2011	5

	Condensed Statements of Cash Flows
	For the Three Months Ended June 30, 2011 and 2010	6

	Notes to Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	16

Item 4.	Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	(Removed and Reserved)	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

Signatures		18

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2011	March 31, 2011
ASSETS
Cash and cash equivalents	$96,178	$224,152
Investments in Local Limited Partnerships, net (Note 2)	3,249,335	4,208,365
Other assets	-	6,300

Total Assets	$3,345,513	$4,438,817

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$551,200	$545,133
Payables to Local Limited Partnerships (Note 4)	4,233	4,233

Total Liabilities	555,433	549,366

Partners’ Equity (Deficit):
General Partner	(8,553)	(7,454)
Limited Partners (25,000 Partnership Units authorized; 13,153 Partnership Units issued and outstanding)	2,798,633	3,896,905

Total Partners’ Equity (Deficit)	2,790,080	3,889,451

Total Liabilities and Partners’ Equity (Deficit)	$3,345,513	$4,438,817

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months June 30, 2011 and 2010
 (Unaudited)

	2011	2010
	Three Months	Three Months

Reporting fees	$1,500	$-

Operating expenses and loss:
Asset management fees (Note 3)	22,975	22,975
Impairment loss (Note 2)	848,299	940,725
Legal and accounting fees	116,349	16
Other	2,537	986

Total operating expenses and loss	990,160	964,702

Loss from operations	(988,660)	(964,702)

Equity in losses of Local Limited Partnerships (Note 2)	(110,731)	(97,228)

Interest income	20	63

Net loss	$(1,099,371)	$(1,061,867)

Net loss allocated to:
General Partner	$(1,099)	$(1,062)

Limited Partners	$(1,098,272)	$(1,060,805)

Net loss per Partnership Unit	$(83)	$(81)

Outstanding weighted Partnership Units	13,153	13,153

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

CONDENSED STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
For the Three Months Ended June 30, 2011
 (Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2011	$(7,454)	$3,896,905	$3,889,451

Net loss	(1,099)	(1,098,272)	(1,099,371)

Partners’ equity (deficit) at June 30, 2011	$(8,553)	$2,798,633	$2,790,080

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2011 and 2010
(Unaudited)

	2011	2010
Cash flows from operating activities:
Net loss	$(1,099,371)	$(1,061,867)
Adjustments to reconcile net loss to net
cash used in operating activities:
Impairment loss	848,299	940,725
Equity in losses of Local Limited Partnerships	110,731	97,228
Decrease in other assets	6,300	-
Increase (decrease) in accrued fees and expenses due to
General Partner and affiliates	6,067	(3,326)
Net cash used in operating activities	(127,974)	(27,240)

Net decrease in cash and cash equivalents	(127,974)	(27,240)

Cash and cash equivalents, beginning of period	224,152	234,454

Cash and cash equivalents, end of period	$96,178	$207,214

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended June 30, 2011
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2011.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS- CONTINUED
For the Quarterly Period Ended June 30, 2011
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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS- CONTINUED
For the Quarterly Period Ended June 30, 2011
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

The Partnership currently has insufficient working capital to fund its operations.  Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2012.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion.  While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2011.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS- CONTINUED
For the Quarterly Period Ended June 30, 2011
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received.  The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable.  Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership.  If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership.  The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership.  Costs incurred by the Partnership in acquiring the investments were capitalized as part of the investment and were being amortized over 30 years.

“Equity in losses of Local Limited Partnerships” for each of the periods ended June 30, 2011 and 2010, respectively has been recorded by the Partnership. Management’s estimate for the three month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships.  Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.  If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as distribution income. As of June 30, 2011, no investment accounts in Local Limited Partnerships had reached a zero balance.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS- CONTINUED
For the Quarterly Period Ended June 30, 2011
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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2011 and March 31, 2011, the Partnership had cash equivalents of $0 and $95,738, respectively.

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

Reclassifications

Certain reclassifications have been made to the 2010 condensed financial statements to be consistent with the 2011 presentation.

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment.  For the three months ended June 30, 2011 and 2010, impairment loss related to investments in Local Limited Partnerships was $848,299 and $940,725, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended June 30, 2011
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

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Three Months Ended June 30, 2011	For the Year Ended March 31, 2011
Investments per balance sheet, beginning of period	$4,208,365	$5,599,397
Impairment loss	(848,299)	(940,725)
Equity in losses of Local Limited Partnerships	(110,731)	(442,916)
Distribution received from Local Limited Partnership	-	(7,391)
Investments per balance sheet, end of period	$3,249,335	$4,208,365

Selected financial information for the three months ended June 30, 2011 and 2010 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2011	2010
Revenues	$359,000	$361,000
Expenses:
Interest expense	38,000	41,000
Depreciation and amortization	146,000	156,000
Operating expenses	286,000	263,000
Total expenses	470,000	460,000

Net loss	$(111,000)	$(99,000)
Net loss allocable to the Partnership	$(111,000)	$(97,000)
Net loss recorded by the Partnership	$(111,000)	$(97,000)

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
For the Quarterly Period Ended June 30, 2011
 (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)
An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.   Asset management fees of $22,975 were incurred during each of the three months ended June 30, 2011 and 2010.  The Partnership paid the General Partner or its affiliates $25,000 and $20,000 of those fees during the three months ended June 30, 2011 and 2010, respectively.

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

(c)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $2,995 and $7,302 during the three months ended June 30, 2011 and 2010, respectively.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	June 30, 2011	March 31, 2011

Asset management fee payable	$541,378	$543,403
Due to affiliate	41	41
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	9,781	1,689
Total	$551,200	$545,133

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 – PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships amounting to $4,233 at both June 30, 2011 and March 31, 2011, represent amounts which are due at various times based on conditions specified in the respective Local Limited Partnership agreements.  These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2011 and 2010, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2011 consisted of $96,000 in cash and aggregate investments in six Local Limited Partnerships of $3,249,000 (See “Method of Accounting for Investments in Local Limited Partnerships”).  Liabilities at June 30, 2010 consisted of $551,000 of accrued fees and expenses due to General Partner and affiliates, (See “Future Contractual Cash Obligations” below) and $4,000 in payables to Local Limited Partnerships.

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010   The Partnership's net loss for the three months ended June 30, 2011 was $(1,099,000), reflecting an increase of approximately $(37,000) from the net loss of $(1,062,000) for the three months ended June 30, 2010. There was a $(116,000) increase in legal and accounting expenses due to the timing of the accounting work performed.  The Partnership was past due in multiple annual and quarterly reports. All reports were brought current during the three months ended June 30, 2011. In addition, the Partnership experienced a $(14,000) increase in equity in losses of Local Limited Partnerships. The equity in losses of Local Limited Partnerships can vary from year to year depending on the operations of the Local Limited Partnerships. The impairment loss decreased by $92,000 for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.  The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value to the Partnership compared to the current carrying value of each of the investments to the Partnership.  The reporting fees increased by $2,000 for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.  The reporting fees received from Local Limited Partnerships vary due to the fact that Local Limited Partnerships make payments to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Capital Resources and Liquidity

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010  Net cash and cash equivalents used during the three months ended June 30, 2011 was $(128,000), compared to net cash and cash equivalents used during the three months ended June 30, 2010 of $(27,000).  The change is largely due to the payment of accounting fees of $(116,000) during the three months ended June 30, 2011 compared to no expense paid for the three months ended June 30, 2010.  This significant increase was due to the filing of all past due reports as discussed above.  The  Partnership  reimbursed the General Partner or an affiliate for expenses paid on its behalf $(3,000) during the three months ended June 30, 2011 compared to $(7,000) reimbursed during the three months ended June 30, 2010.  The Partnership paid $(25,000) of accrued asset management fees during the three months ended June 30, 2011 compared to $(20,000) paid during the three months ended June 30, 2010.   The Partnership received $2,000 of reporting fees from Local Limited Partnerships during the three months ended June 30, 2011 compared to no reporting fees received during the three months ended June 30, 2010.  The reporting fees received from Local Limited Partnerships vary due to the fact that Local Limited Partnerships make payments to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

During the three months ended June 30, 2011 accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner or affiliates, increased by $6,000 as compared to March 31, 2011. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of June 30, 2011, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2012.

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board (the "FASB") issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions. In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted U.S. generally accepted accounting principles ("GAAP") for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance had no material impact on the Partnership’s financial statements.

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

In April 2009 the FASB issued accounting guidance for Interim Disclosures about Fair Value of Financial Instruments. This requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements. It became effective for as of and for the interim period ended June 30, 2009 and had no impact on the Partnership’s financial condition or results of operations.

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

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modified the consolidation model to one based on control and economics, and replaced quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment was effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 did not have a material effect on the Partnership’s financial statements.

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

Item 4. Controls and Procedures

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Date: August 19, 2011

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: August 19, 2011