Form 10-Q
period 2011-09-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 10
filed 2011-10-31
CIK 1156815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes ___ No     X__

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
Yes ___No __X_

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

INDEX TO FORM 10-Q

For the quarterly period ended September 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	As of September 30, 2011 and March 31, 2011	3

	Condensed Statements of Operations
	For the Three and Six Months Ended September 30, 2011 and 2010	4

	Condensed Statement of Partners' Equity (Deficit)
	For the Six Months Ended September 30, 2011	5

	Condensed Statements of Cash Flows
	For the Six Months Ended September 30, 2011 and 2010	6

	Notes to Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	18

Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	(Removed and Reserved)	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

Signatures		20

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

CONDENSED BALANCE SHEETS
 (Unaudited)

	September 30, 2011	March 31, 2011
ASSETS
Cash and cash equivalents	$91,285	$224,152
Investments in Local Limited Partnerships, net (Note 2)	3,134,371	4,208,365
Other assets	-	6,300

Total Assets	$3,225,656	$4,438,817

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$577,904	$545,133
Payables to Local Limited Partnerships (Note 4)	-	4,233

Total Liabilities	577,904	549,366

Partners’ Equity (Deficit):
General Partner	(8,696)	(7,454)
Limited Partners (25,000 Partnership Units authorized; 13,153 Partnership Units issued and outstanding)	2,656,448	3,896,905

Total Partners’ Equity (Deficit)	2,647,752	3,889,451

Total Liabilities and Partners’ Equity (Deficit)	$3,225,656	$4,438,817

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended September 30, 2011 and 2010
 (Unaudited)

	2011		2010
	Three	Six	Three	Six
	Months	Months	Months	Months

Reporting fees	$9,993	$11,493	$13,598	$13,598

Operating expenses and loss:
Asset management fees (Note 3)	22,975	45,950	22,975	45,950
Impairment loss (Note 2)	-	848,299	-	940,725
Legal and accounting fees	14,785	131,134	3,450	3,466
Outsourcing expenses	2,556	2,556	-	-
Other	1,280	3,817	-	986

Total operating expenses and loss	41,596	1,031,756	26,425	991,127

Loss from operations	(31,603)	(1,020,263)	(12,827)	(977,529)

Equity in losses of Local Limited
Partnerships (Note 2)	(110,731)	(221,462)	(97,228)	(194,456)

Interest income	6	26	41	104

Net loss	$(142,328)	$(1,241,699)	$(110,014)	$(1,171,881)

Net loss allocated to:
General Partner	$(142)	$(1,242)	$(110)	$(1,172)

Limited Partners	$(142,186)	$(1,240,457)	$(109,904)	$(1,170,709)

Net loss per Partnership Unit	$(11)	$(94)	$(8)	$(89)

Outstanding weighted Partnership Units	13,153	13,153	13,153	13,153

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

CONDENSED STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
For the Six Months Ended September 30, 2011
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2011	$(7,454)	$3,896,905	$3,889,451

Net loss	(1,242)	(1,240,457)	(1,241,699)

Partners’ equity (deficit) at September 30, 2011	$(8,696)	$2,656,448	$2,647,752

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30, 2011 and 2010
(Unaudited)

	2011	2010
Cash flows from operating activities:
Net loss	$(1,241,699)	$(1,171,881)
Adjustments to reconcile net loss to net
cash used in operating activities:
Impairment loss	848,299	940,725
Equity in losses of Local Limited Partnerships	221,462	194,456
Decrease in other assets	6,300	-
Increase in accrued fees and expenses due to
General Partner and affiliates	32,771	23,099

Net cash used in operating activities	(132,867)	(13,601)

Net decrease in cash and cash equivalents	(132,867)	(13,601)

Cash and cash equivalents, beginning of period	224,152	234,454

Cash and cash equivalents, end of period	$91,285	$220,853

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES:
The Partnership decreased its investment in Local Limited Partnerships and payables to Local Limited Partnerships for tax credit adjusters	$4,233	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended September 30, 2011
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2011.

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
For the Quarterly Period Ended September 30, 2011
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
For the Quarterly Period Ended September 30, 2011
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

The Partnership currently has insufficient working capital to fund its operations.  Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2012.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended September 30, 2011
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

With that in mind, the General Partner is continuing its review of the Housing Complexes. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion.  While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2011.

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

“Equity in losses of Local Limited Partnerships” for each of the periods ended September 30, 2011 and 2010, respectively has been recorded by the Partnership. Management’s estimate for the three and six month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships.  Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.  If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended September 30, 2011
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as distribution income. As of September 30, 2011, no investment accounts in Local Limited Partnerships had reached a zero balance.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of September 30, 2011 and March 31, 2011, the Partnership had cash equivalents of $0, and $95,738, respectively.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended September 30, 2011
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment.  For the six months ended September 30, 2011 and 2010, impairment loss related to investments in Local Limited Partnerships was $848,299 and $940,725, respectively.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended September 30, 2011
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Six Months Ended September 30, 2011	For the Year Ended March 31, 2011
Investments per balance sheet, beginning of period	$4,208,365	$5,599,397
Impairment loss	(848,299)	(940,725)
Equity in losses of Local Limited Partnerships	(221,462)	(442,916)
Distribution received from Local Limited Partnership	-	(7,391)
Tax credit adjustments	(4,233)	-
Investments per balance sheet, end of period	$3,134,371	$4,208,365

Selected financial information for the six months ended September 30, 2011 and 2010 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2011	2010
Revenues	$718,000	$722,000
Expenses:
Interest expense	76,000	82,000
Depreciation and amortization	293,000	311,000
Operating expenses	572,000	527,000
Total expenses	941,000	920,000

Net loss	$(223,000)	$(198,000)
Net loss allocable to the Partnership	$(221,000)	$(194,000)
Net loss recorded by the Partnership	$(221,000)	$(194,000)

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
For the Quarterly Period Ended September 30, 2011
 (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)
An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.   Asset management fees of $45,950 were incurred during each of the six months ended September 30, 2011 and 2010.  The Partnership paid the General Partner or its affiliates $25,000 and $20,000 of those fees during the six months ended September 30, 2011 and 2010, respectively.

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

(c)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $17,885 and $7,302 during the six months ended September 30, 2011 and 2010, respectively.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	September 30, 2011	March 31, 2011

Asset management fee payable	$564,353	$543,403
Due to affiliate	41	41
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	13,510	1,689
Total	$577,904	$545,133

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 – PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships amounting to $0 and $4,233 at September 30, 2011 and March 31, 2011, respectively, represent amounts which are due at various times based on conditions specified in the Local Limited Partnership agreements.  These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership’s initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances. During the six months ended September 30, 2011, payables to Local Limited Partnerships were reduced for tax credit adjustments of $4,233.

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2011 and 2010, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at September 30, 2011 consisted of $91,000 in cash and aggregate investments in six Local Limited Partnerships of $ 3,134,000.  Liabilities at September 30, 2011 consisted of $578,000 of accrued fees and expenses due to General Partner and affiliates.

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010   The Partnership's net loss for the three months ended September 30, 2011 was $(142,000), reflecting an increase of approximately $(32,000) from the net loss of $(110,000) for the three months ended September 30, 2010. There was an $(11,000) increase in legal and accounting fees due to the timing of the accounting work performed.  In addition, the Partnership experienced a $(14,000) increase in equity in losses of Local Limited Partnerships. The equity in losses of Local Limited Partnerships can vary from year to year depending on the operations of the Local Limited Partnerships.   The outsourcing expenses increased by $(3,000) for the three months ended September 30, 2011 due to the fact that the Partnership outsourced a portion of the data entry management to increase efficiency. The reporting fees decreased by $(4,000) for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.  The reporting fees received from Local Limited Partnerships vary due to the fact that Local Limited Partnerships make payments to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Six Months Ended September 30, 2011 Compared to the Six Months Ended September 30, 2010 The Partnership's net loss for the six months ended September 30, 2011 was $(1,242,000), reflecting an increase of approximately $(70,000) from the net loss of $(1,172,000) for the six months ended September 30, 2010. There was a $(128,000) increase in legal and accounting fees due to the timing of the accounting work performed.  The Partnership was past due in multiple annual and quarterly reports. All reports were brought current during the six months ended September 30, 2011. In addition, the Partnership experienced a $(27,000) increase in equity in losses of Local Limited Partnerships. The equity in losses of Local Limited Partnerships can vary from year to year depending on the operations of the Local Limited Partnerships.   The outsourcing expenses increased by $(3,000) for the six months ended September 30, 2011 due to the fact that the Partnership outsourced a portion of the data entry management to increase efficiency. The reporting fees decreased by $(2,000) for the six months ended September 30, 2011 compared to the six months ended September 30, 2010.  The reporting fees received

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

from Local Limited Partnerships vary due to the fact that Local Limited Partnerships make payments to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.  The impairment loss decreased by $92,000 for the six months ended September 30, 2011 compared to the six months ended September 30, 2010.  The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value to the Partnership compared to the current carrying value of each of the investments to the Partnership.

Capital Resources and Liquidity

Six Months Ended September 30, 2011 Compared to Six Months Ended September 30, 2010  Net cash and cash equivalents used during the six months ended September 30, 2011 was $(133,000), compared to net cash and cash equivalents used during the six months ended September 30, 2010 of $(14,000).  The change is largely due to the payment of accounting fees of $(101,000) during the six months ended September 30, 2011 compared to no such expenses paid during the six months ended September 30, 2010.  This significant increase was due to the filing of all past due reports as discussed above. The Partnership reimbursed the General Partner or an affiliate for expenses paid on its behalf $(18,000) during the six months ended September 30, 2011 compared to $(7,000) reimbursed during the six months ended September 30, 2010.  The Partnership paid $(25,000) of accrued asset management fees during the six months ended September 30, 2011 compared to $(20,000) paid during the six months ended September 30, 2010.   The Partnership received $11,000 of reporting fees from Local Limited Partnerships during the six months ended September 30, 2011 compared to $14,000 of reporting fees received during the six months ended September 30, 2010.  The reporting fees received from Local Limited Partnerships vary due to the fact that Local Limited Partnerships make payments to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

During the six months ended September 30, 2011 accrued payables, which consist primarily of asset management fees to the General Partner or affiliates, increased by $33,000.  The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of September 30, 2011, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2012.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Date: October 31, 2011

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: October 31, 2011