Form 10-Q
period 2011-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 10
filed 2012-02-13
CIK 1156815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
(A California Limited Partnership)

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 000-50837

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10

California	33-0974362
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17782 Sky Park Circle, Irvine, CA 92614
(Address of principle executive offices)

(714) 622-5565
(Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended December 31, 2011

PART I. FINANCIAL INFORMATION

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

CONDENSED BALANCE SHEETS
 (Unaudited)

	December 31, 2011	March 31, 2011
ASSETS

Cash and cash equivalents	$91,295	$224,152
Investments in Local Limited Partnerships, net (Note 2)	3,023,640	4,208,365
Other assets	-	6,300

Total Assets	$3,114,935	$4,438,817

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$601,818	$545,133
Payables to Local Limited Partnerships (Note 4)	-	4,233

Total Liabilities	601,818	549,366

Partners’ Equity (Deficit):
General Partner	(8,830)	(7,454)
Limited Partners (25,000 Partnership Units authorized; 13,153 Partnership Units issued and outstanding)	2,521,947	3,896,905

Total Partners’ Equity (Deficit)	2,513,117	3,889,451

Total Liabilities and Partners’ Equity (Deficit)	$3,114,935	$4,438,817

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended December 31, 2011 and 2010
 (Unaudited)

	2011		2010
	Three Months	Nine Months	Three Months	Nine Months

Reporting fees	$-	$11,493	$-	$13,598

Operating expenses and loss:
Asset management fees (Note 3)	22,914	68,864	22,975	68,925
Impairment loss (Note 2)	-	848,299	-	940,725
Legal and accounting fees	-	131,134	-	3,466
Outsourcing expenses	53	2,609	-	-
Asset management expenses	519	795	-	148
Other	427	3,968	569	1,407

Total operating expenses and loss	23,913	1,055,669	23,544	1,014,671

Loss from operations	(23,913)	(1,044,176)	(23,544)	(1,001,073)

Equity in losses of Local Limited Partnerships (Note 2)	(110,731)	(332,193)	(97,228)	(291,684)

Interest income	9	35	37	141

Net loss	$(134,635)	$(1,376,334)	$(120,735)	$(1,292,616)

Net loss allocated to:

General Partner	$(135)	$(1,376)	$(121)	$(1,293)

Limited Partners	$(134,500)	$(1,374,958)	$(120,614)	$(1,291,323)

Net loss per Partnership Unit	$(10)	$(105)	$(9)	$(98)

Outstanding weighted Partnership Units	13,153	13,153	13,153	13,153

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)
For the Nine Months Ended December 31, 2011
(Unaudited)

	General Partner	Limited Partners	Total

Partners’ equity (deficit) at March 31, 2011	$(7,454)	$3,896,905	$3,889,451

Net loss	(1,376)	(1,374,958)	(1,376,334)

Partners’ equity (deficit) at December 31, 2011	$(8,830)	$2,521,947	$2,513,117

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 31, 2011 and 2010
(Unaudited)

	2011	2010
Cash flows from operating activities:
Net loss	$(1,376,334)	$(1,292,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss	848,299	940,725
Equity in losses of Local Limited Partnerships	332,193	291,684
Decrease in other assets	6,300	-
Increase in accrued fees and expenses due to
General Partner and affiliates	56,685	46,644
Net cash used in operating activities	(132,857)	(13,563)

Cash flows from investing activities:
Distributions received from Local Limited Partnerships	-	2,289
Net cash provided by investing activities	-	2,289

Net decrease in cash and cash equivalents	(132,857)	(11,274)

Cash and cash equivalents, beginning of period	224,152	234,454

Cash and cash equivalents, end of period	$91,295	$223,180

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES:
The Partnership decreased its investments in Local Limited Partnerships and payables to Local Limited Partnerships for tax credit adjusters	$4,233	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended December 31, 2011
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2011.

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
For the Quarterly Period Ended December 31, 2011
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
For the Quarterly Period Ended December 31, 2011
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

The Partnership currently has insufficient working capital to fund its operations.  Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2013.

Anticipated future and existing cash resources of the Partnership are not sufficient to pay existing liabilities of the Partnership.  However, substantially all of the existing liabilities of the Partnership are payable to the General Partner and/or its affiliates.  Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of the existing contractual obligations and then anticipated future foreseeable obligations of the Partnership.  The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

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
For the Quarterly Period Ended December 31, 2011
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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion.  While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2011.

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

“Equity in losses of Local Limited Partnerships” for each of the periods ended December 31, 2011 and 2010, respectively has been recorded by the Partnership. Management’s estimate for the three and nine month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships.  Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.  If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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
For the Quarterly Period Ended December 31, 2011
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

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as distribution income. As of December 31, 2011, no investment accounts in Local Limited Partnerships had reached a zero balance.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of December 31, 2011 and March 31, 2011, the Partnership had cash equivalents of $91,295 and $224,152, respectively.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended December 31, 2011
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

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment.  For the nine months ended December 31, 2011 and 2010, impairment loss related to investments in Local Limited Partnerships was $848,299 and $940,725, respectively.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended December 31, 2011
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Nine Months Ended December 31, 2011	For the Year Ended March 31, 2011
Investments per balance sheet, beginning of period	$4,208,365	$5,599,397
Impairment loss	(848,299)	(940,725)
Equity in losses of Local Limited Partnerships	(332,193)	(442,916)
Distribution received from Local Limited Partnership	-	(7,391)
Tax credit adjustments	(4,233)	-
Investments per balance sheet, end of period	$3,023,640	$4,208,365

Selected financial information for the nine months ended December 31, 2011 and 2010 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2011	2010
Revenues	$1,077,000	$1,083,000
Expenses:
Interest expense	114,000	122,000
Depreciation and amortization	438,000	467,000
Operating expenses	858,000	790,000
Total expenses	1,410,000	1,379,000

Net loss	$(333,000)	$(296,000)
Net loss allocable to the Partnership	$(333,000)	$(292,000)
Net loss recorded by the Partnership	$(332,000)	$(292,000)

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
For the Quarterly Period Ended December 31, 2011
 (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)
An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.   Asset management fees of $68,864 and $68,925 were incurred during the nine months ended December 31, 2011 and 2010, respectively.  The Partnership paid the General Partner or its affiliates $25,000 and $20,000 of those fees during the nine months ended December 31, 2011 and 2010, respectively.

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

(c)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $17,887 and $7,302 during the nine months ended December 31, 2011 and 2010, respectively.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	December 31, 2011	March 31, 2011

Asset management fee payable	$587,267	$543,403
Due to affiliate	41	41
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	14,510	1,689
Total	$601,818	$545,133

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 – PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships amounting to $0 and $4,233 at December 31, 2011 and March 31, 2011, respectively, represent amounts which are due at various times based on conditions specified in the Local Limited Partnership agreements.  These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership’s initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances. During the nine months ended December 31, 2011, payables to Local Limited Partnerships were reduced for tax credit adjustments of $4,233.

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2011 and 2010, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at December 31, 2011 consisted of $91,000 in cash and aggregate investments in six Local Limited Partnerships of $3,024,000.  Liabilities at December 31, 2011 consisted of $602,000 of accrued fees and expenses due to General Partner and affiliates.

Results of Operations

Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010  The Partnership's net loss for the three months ended December 31, 2011 was $(135,000), reflecting an increase of approximately $(14,000) from the net loss of $(121,000) for the three months ended December 31, 2010.  The increase in the net loss is primarily due to the fact that the Partnership experienced a $(14,000) increase in equity in losses of Local Limited Partnerships. The equity in losses of Local Limited Partnerships can vary from year to year depending on the operations of the Local Limited Partnerships.

Nine Months Ended December 31, 2011 Compared to the Nine Months Ended December 31, 2010  The Partnership's net loss for the nine months ended December 31, 2011 was $(1,376,000), reflecting an increase of approximately $(83,000) from the net loss of $(1,293,000) for the nine months ended December 31, 2010.  There was a $(128,000) increase in legal and accounting fees due to the timing of the accounting work performed.  The Partnership was past due in multiple annual and quarterly reports. All reports were brought current during the nine months ended December 31, 2011.  In addition, the Partnership experienced a $(41,000) increase in equity in losses of Local Limited Partnerships.  The equity in losses of Local Limited Partnerships can vary from year to year depending on the operations of the Local Limited Partnerships.   The outsourcing expenses increased by $(3,000) for the nine months ended December 31, 2011 due to the fact that the Partnership outsourced a portion of the data entry management to increase efficiency. The reporting fees decreased by $(2,000) for the nine months ended December 31, 2011 compared to the nine months ended December 31, 2010.  The reporting fees received from Local Limited Partnerships vary due to the fact that Local Limited Partnerships make payments to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.   The impairment loss decreased by $92,000 for the nine months ended December 31, 2011 compared to the nine months ended December 31, 2010.  The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value to the Partnership compared to the current carrying value of each of the investments to the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Capital Resources and Liquidity

Nine Months Ended December 31, 2011 Compared to Nine Months Ended December 31, 2010  Net cash and cash equivalents used during the nine months ended December 31, 2011 was $(133,000), compared to net cash and cash equivalents used during the nine months ended December 31, 2010 of $(11,000).  The change is largely due to the payment of accounting fees of $(101,000) during the nine months ended December 31, 2011 compared to no such expenses paid during the nine months ended December 31, 2010.  This significant increase was due to the filing of all past due reports as discussed above. The Partnership reimbursed the General Partner or an affiliate for expenses paid on its behalf $(18,000) during the nine months ended December 31, 2011 compared to $(7,000) reimbursed during the nine months ended December 31, 2010.  The Partnership paid $(25,000) of accrued asset management fees during the nine months ended December 31, 2011 compared to $(20,000) paid during the nine months ended December 31, 2010.   The Partnership received $11,000 of reporting fees from Local Limited Partnerships during the nine months ended December 31, 2011 compared to $14,000 of reporting fees received during the nine months ended December31, 2010.  The reporting fees received from Local Limited Partnerships vary due to the fact that Local Limited Partnerships make payments to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

During the nine months ended December 31, 2011 accrued payables, which consist primarily of asset management fees to the General Partner or affiliates, increased by $57,000.  The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2011, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2013.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

NOT APPLICABLE

Item 4.  Controls and Procedures

(a)   Disclosure controls and procedures

As of the end of the periods covered by this report, the Partnership’s General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates, carried out an evaluation of the effectiveness of the Partnership’s “disclosure controls and procedures” as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the periods covered by this report, the Partnership’s disclosure controls and procedures were not effective to ensure that material information required to be disclosed in the Partnership’s periodic report filings with SEC is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, consistent with the definition of “disclosure controls and procedures” under the Securities Exchange Act of 1934.

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

(b)   Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2011 and March 31, 2011, (ii) the Consolidated Statements of Operations for the three-month and nine-month periods ended December 31, 2011 and December 31, 2010, (iii) the Consolidated Statements of Cash Flows for the nine months ended December 31, 2011 and December 31, 2010 and (iv) the Notes to Consolidated Financial Statements.

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10

By: WNC & ASSOCIATES, INC. General Partner

By:	/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date: February 10, 2012

By:	/s/ Melanie R. Wenk
Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: February 10, 2012