Form 10-K
period 2012-03-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 10
filed 2012-06-21
CIK 1156815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 (Mark One)

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March, 31, 2012

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

Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]   Accelerated filer [  ]   Non-accelerated filer [X]   Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]  No [X]

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

The Partnership invested in six Local Limited Partnerships, none of which have been sold or otherwise disposed of as of March 31, 2012.  Each of these Local Limited Partnerships owns a single Housing Complex that is eligible for the Low Income Housing Tax Credits.  Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available.  Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2012.

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

Unless a bond is posted or a Treasury Direct Account is established, Low Income Housing Tax Credits may be recaptured if Housing Complexes are not owned and operated for 15 years.  Housing Complexes must comply with Internal Revenue Code Section 42 for the 15-year Compliance Period.  Low Income Housing Tax Credits will be recaptured with interest to the extent that a Housing Complex is not rented as low income housing or in some other way does not satisfy the requirements of Internal Revenue Code Section 42 during the Compliance Period.  For example, unless a bond is posted or a Treasury Direct Account is established, recapture with interest would occur if:

●	a Local Limited Partnership disposed of its interest in a Housing Complex during the Compliance Period, or
●	the Partnership disposed of its interest in a Local Limited Partnership during the Compliance Period.

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

Limited Partners can only use Low Income Housing Tax Credits in limited amounts.  The ability of an individual or other non-corporate Limited Partner to claim Low Income Housing Tax Credits on his individual tax return is limited. For example, an individual Limited Partner can use Low Income Housing Tax Credits to reduce his tax liability on:

●	an unlimited amount of passive income, which is income from entities such as the Partnership, and
●	$25,000 in income from other sources.

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

Housing Complexes subsidized by other government programs are subject to additional rules which may make it difficult to operate and sell Housing Complexes.  Some or all of the Housing Complexes receive or may receive government financing or operating subsidies in addition to Low Income Housing Tax Credits.  The following are risks associated with some such subsidy programs:

●	Obtaining tenants for the Housing Complexes. Government regulations limit the types of people who can rent subsidized housing. These regulations may make it more difficult to rent the residential units in the Housing Complexes.
●	Obtaining rent increases. In many cases rents can only be increased with the prior approval of the subsidizing agency.
●	Limitations on cash distributions. The amount of cash that may be distributed to owners of subsidized Housing Complexes is less than the amount that could be earned by the owners of non-subsidized Housing Complexes.
●	Limitations on sale or refinancing of the Housing Complexes. A Local Limited Partnership may be unable to sell its Housing Complex or to refinance its mortgage loan without the prior approval of the lender. The lender may withhold such approval in the discretion of the lender. Approval may be subject to conditions, including the condition that the purchaser continues to operate the property as affordable housing for terms which could be as long as 30 years or more. In addition, any prepayment of a mortgage may result in the assessment of a prepayment penalty.
●	Limitations on transfers of interests in Local Limited Partnerships. The Partnership may be unable to sell its interest in a Local Limited Partnership without the prior approval of the lender. The lender may withhold such approval in the discretion of the lender. Approval may be subject to conditions.
●	Limitations on removal and admission of Local General Partners. The Partnership may be unable to remove a Local General Partner from a Local Limited Partnership except for cause, such as the violation of the rules of the lender or state allocating authority. Regulations may prohibit the removal of a Local General Partner or permit removal only with the prior approval of the lender. Regulations may also require approval of the admission of a successor Local General Partner even upon the death or other disability of a Local General Partner.
●	Limitations on subsidy payments. Subsidy payments may be fixed in amount and subject to annual legislative appropriations. The rental revenues of a Housing Complex, when combined with the maximum committed subsidy, may be insufficient to meet obligations. Congress or the state legislature, as the case may be, may fail to appropriate or increase the necessary subsidy. In those events, the mortgage lender could foreclose on the Housing Complex unless a workout arrangement could be negotiated.
●	Possible changes in applicable regulations. Legislation may be enacted which adversely revises provisions of outstanding mortgage loans. Such legislation has been enacted in the past.
●	Limited Partners may not receive distributions if Housing Complexes are sold. There is no assurance that Limited Partners will receive any cash distributions from the sale or refinancing of a Housing Complex. The price at which a Housing Complex is sold may not be high enough to pay the mortgage and other expenses at the Local Limited Partnership and Partnerships levels which must be paid at such time. If that happens, a Limited Partner’s return would be derived only from the Low Income Housing Tax Credits and tax losses.

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

Any investment in real estate is subject to risks from fluctuating economic conditions. These conditions can adversely affect the ability to realize a profit or even to recover invested capital. Among these conditions are:

●	the general and local job market,
●	the availability and cost of mortgage financing,
●	monetary inflation,
●	tax, environmental, land use and zoning policies,
●	the supply of and demand for similar properties,
●	neighborhood conditions,
●	the availability and cost of utilities and water.

For each of the years ended March 31, 2012, 2011 and 2010, a loss in value of an investment in a Local Limited Partnership, other than a temporary decline, is recorded by the Partnership in its financial statements as an impairment loss. Impairment is measured by comparing the Partnership’s carrying amount in the investment to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and any estimated residual value to the Partnership. For the years ended March 31, 2012, 2011 and 2010, impairment loss related to investments in Local Limited Partnerships was $848,299, $940,725 and $919,953, respectively.

(c)	Tax risks other than those relating to tax credits

In addition to the risks pertaining specifically to Low Income Housing Tax Credits, there are other Federal income tax risks.  Additional Federal income tax risks associated with the ownership of Partnership Units and the operations of the Partnership and the Local Limited Partnerships include, but are not limited to, the following:

No opinion of counsel as to certain matters.  No legal opinion is obtained regarding matters:

●	the determination of which depends on future factual circumstances,
●	which are peculiar to individual Limited Partners, or
●	which are not customarily the subject of an opinion.

The more significant of these matters include:

●	allocating purchase price among components of a property, particularly as between buildings and fixtures, the cost of which is depreciable, and the underlying land, the cost of which is not depreciable,
●	characterizing expenses and payments made to or by the Partnership or a Local Limited Partnership,
●	identifying the portion of the costs of any Housing Complex which qualify for historic and other tax credits,
●	applying to any specific Limited Partner the limitation on the use of tax credits and tax losses. Limited Partners must determine for themselves the extent to which they can use tax credits and tax losses, and
●	the application of the alternative minimum tax to any specific Limited Partner, or the calculation of the alternative minimum tax by any Limited Partner. The alternative minimum tax could reduce the tax benefits from an investment in the Partnership.

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

At risk rules might limit deduction of the Partnership’s losses.  If a significant portion of the financing used to purchase Housing Complexes does not consist of qualified nonrecourse financing, the “at risk” rules will limit a Limited Partner’s ability to claim Partnership losses to the amount the Limited Partner invests in the Partnership.  The “at risk” rules of the Internal Revenue Code generally limit a Limited Partner’s ability to deduct Partnership losses to the sum of:

●	the amount of cash the Limited Partner invests in the Partnership, and
●	the Limited Partner’s share of Partnership qualified nonrecourse financing.

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

Tax liability on sale of a Housing Complex or Local Limited Partnership Interest may exceed the cash available from the sale.  When a Local Limited Partnership sells a Housing Complex it will recognize gain. Such gain is equal to the difference between:

●	the sales proceeds plus the amount of indebtedness secured by the Housing Complex, and
●	the adjusted basis for the Housing Complex. The adjusted basis for a Housing Complex is its original cost, plus capital expenditures, minus depreciation.

Similarly, when the Partnership sells an interest in a Local Limited Partnership the Partnership will recognize gain. Such gain is equal to the difference between:

●	the sales proceeds plus the Partnership’s share of the amount of indebtedness secured by the Housing Complex, and
●	the adjusted basis for the interest. The adjusted basis for an interest in a Local Limited Partnership is the amount paid for the interest, plus income allocations and cash distributions, less loss allocations.

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

A successful IRS challenge to tax allocations of the Partnership or a Local Limited Partnership would reduce the tax benefits of an investment in the Partnership.  Under the Internal Revenue Code, a partnership’s allocation of income, gains, deductions, losses and tax credits must have substantial economic effect.  Substantial economic effect is a highly-technical concept.  The fundamental principle is two-fold.  If a partner will benefit economically from an item of partnership income or gain, that item must be allocated to him so that he bears the correlative tax burden.  Conversely, if a partner will suffer economically from an item of partnership deduction or loss, that item must be allocated to him so that he bears the correlative tax benefit.  If a partnership’s allocations do not have substantial economic effect, then the partnership’s tax items are allocated in accordance with each partner’s interest in the partnership. The IRS might challenge the allocations made by the Partnership:

●	between the Limited Partners and the General Partner,
●	among the Limited Partners, or
●	between the Partnership and a Local General Partner.

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

Tax liabilities could arise in later years of the Partnership.  After a period of years following commencement of operations by a Local Limited Partnership, the Local Limited Partnership may generate profits rather than losses.  A Limited Partner would have tax liability on his share of such profits unless he could offset the income with:

●	unused passive losses from the Partnership or other investments, or
●	current passive losses from other investments.

In such circumstances, the Limited Partner would not receive a cash distribution from the Partnership with which to pay any tax liability.

IRS challenge to tax treatment of expenditures could reduce losses. The IRS may contend that fees and payments of the Partnership or a Local Limited Partnership:

●	should be deductible over a longer period of time or in a later year,
●	are excessive and may not be capitalized or deducted in full,
●	should be capitalized and not deducted, or
●	may not be included as part of the basis for computing tax credits.

Any such contention by the IRS could adversely impact, among other things:

●	the eligible basis of a Housing Complex used to compute Low Income Housing Tax Credits,
●	the adjusted basis of a Housing Complex used to compute depreciation,
●	the correct deduction of fees,
●	the amortization of organization and offering expenses and start-up expenditures.

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

Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority.  The Partnership Agreement grants to Limited Partners owning more than 50% of the Partnership Units the right to:

●	remove the General Partner and elect a replacement general partner,
●	amend the Partnership Agreement,
●	terminate the Partnership.

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

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner.  These asset management fees payable increased by approximately $67,000, $72,000 and $82,000, for the years ended March 31, 2012, 2011 and 2010, respectively.  The Partnership’s future contractual cash obligations consist of its obligations to pay future annual asset management fees and the payables due to the Local Limited Partnerships.  The future annual asset management fees will equal $91,752 per year through the termination of the Partnership, which must occur no later than December 31, 2062.  Though the amounts payable to the General Partner and/or its affiliates are contractually  currently payable,  the Partnership  anticipates that the General Partner and/or its affiliates will not require the payment of these contractual  obligations until capital reserves are in excess of the aggregate of the existing  contractual  obligations  and anticipated future foreseeable  obligations of the Partnership.  The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Associates agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2013.

Item 1B.  Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes.  The following table reflects the status of the six Housing Complexes as of the dates or for the periods indicated:

			As of March 31, 2012		As of December 31, 2011
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership

Catoosa Senior Village, L.P.	Calhoun, Georgia	BC Holdings, LLC	$1,997,000	$1,997,000	60	$2,663,000	$2,253,000

FDI-Green Manor 2003, Ltd.	Hempstead, Texas	Fieser Holding, Inc.	617,000	613,000	40	839,000	1,086,000

FDI-Pine Meadows 2003, Ltd.	Prairie View, Texas	Fieser Holdings, Inc.	668,000	668,000	59	906,000	1,011,000

Humboldt Village, L.P.	Winnemucca, Nevada	Humboldt Village, LLC	1,713,000	1,713,000	66	2,351,000	2,268,000

Melodie Meadows Associates, Ltd.	Glencoe, Alabama	Eagle Creek Partners	1,569,000	1,569,000	40	2,135,000	1,202,000

Starlight Place, L.P.	Americus, Georgia	BC Holdings, LLC	3,258,000	3,258,000	52	4,402,000	365,000

			$9,822,000	$9,818,000	317	$13,296,000	$8,185,000

(1)	Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10 year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period. Approximately 76% of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships and are no longer available to the Partnership’s Limited Partners.

	For the Year Ended December 31, 2011
Local Limited Partnership Name	Rental Income	Net Loss	Low Income Housing Tax Credits Allocated to Partnership

Catoosa Senior Village, L.P.	$273,000	$(110,000)	99.97%

FDI-Green Manor 2003, Ltd	136,000	(38,000)	99.98%

FDI-Pine Meadows 2003, Ltd.	221,000	(28,000)	99.98%

Humboldt Village, L.P.	446,000	(9,000)	92.06%

Melodie Meadows Associates, Ltd.	160,000	(57,000)	99.98%

Starlight Place, L.P.	259,000	(99,000)	99.97%

	$1,495,000	$(341,000)

WNC Housing Tax Credit Fund VI, L.P., Series 10

March 31, 2012

			Occupancy Rates
Local Limited			As of December 31,
Partnership Name	Location	General Partner Name	2011	2010	2009	2008	2007

Catoosa Senior Village, L.P.	Calhoun, Georgia	BC Holdings, LLC	87%	90%	90%	98%	93%

FDI-Green Manor 2003, Ltd.	Hempstead, Texas	Fieser Holding, Inc.	60%	58%	83%	100%	68%

FDI-Pine Meadows 2003, Ltd.	Prairie View, Texas	Fieser Holdings, Inc.	73%	88%	90%	95%	95%

Humboldt Village, L.P.	Winnemucca, Nevada	Humboldt Village, LLC	92%	95%	97%	92%	97%

Melodie Meadows Associates, Ltd.	Glencoe, Alabama	Eagle Creek Partners	100%	100%	100%	100%	100%

Starlight Place, L.P.	Americus, Georgia	BC Holdings, LLC	98%	98%	100%	100%	98%

		Weighted Average	85%	89%	93%	97%	93%

Item 3. Legal Proceedings

NONE

Item 4. Mine Safety Disclosures

NOT APPLICABLE

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5a.

a)	The Partnership Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Partnership Units and none exists. Partnership Units can be assigned or otherwise transferred only if certain requirements in the Partnership Agreement are satisfied.

b)	At March 31, 2012, there were 641 Limited Partners, respectively, and no assignees of Partnership Units who were not admitted as Limited Partners, respectively.

c)	The Partnership was not designed to provide operating cash distributions to Limited Partners. It is possible that the Partnership could make distributions from sale proceeds, if the Partnership is able to sell its Local Limited Partnership Interests or Housing Complexes for more than the related closing costs and any then accrued obligations of the Partnership. There can be no assurance in this regard. Any distributions would be made in accordance with the terms of the Partnership Agreement. For all periods presented there were no cash distributions to the Limited Partners.

d)	No securities are authorized for issuance by the Partnership under equity compensation plans.

e)	The Partnership does not issue common stock.

f)	No unregistered securities were sold by the Partnership during the year ended March 31, 2012.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6. Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	March 31,
	2012	2011	2010	2009	2008

ASSETS
Cash and cash equivalents	$78,290	$224,152	$234,454	$245,020	$261,019
Investments in Local Limited Partnerships, net	3,015,489	4,208,365	5,599,397	6,908,262	8,857,368
Other assets	-	6,300	6,300	6,300	6,300
Total Assets	$3,093,779	$4,438,817	$5,840,151	$7,159,582	$9,124,687

LIABILITIES
Payables to Local Limited Partnerships	$-	$4,233	$4,233	$4,233	$4,233
Accrued fees and expenses due to General Partner and affiliates	621,240	545,133	477,993	390,253	320,804

Total Liabilities	621,240	549,366	482,226	394,486	325,037

PARTNERS' EQUITY (DEFICIT)	2,472,539	3,889,451	5,357,925	6,765,096	8,799,650

Total Liabilities and Partners’ Equity (Deficit)	$3,093,779	$4,438,817	$5,840,151	$7,159,582	$9,124,687

Selected results of operations, cash flows and other information for the Partnership are as follows:

	For the Years Ended March 31,
	2012	2011	2010	2009	2008

Loss from operations (Note 1)	$(1,076,610)	$(1,025,738)	$(1,018,460)	$(1,618,917)	$(506,664)
Equity in losses of Local Limited Partnerships	(340,344)	(442,916)	(388,912)	(417,148)	(321,968)
Interest income	42	180	201	1,511	9,134
Net loss	$(1,416,912)	$(1,468,474)	$(1,407,171)	$(2,034,554)	$(819,498)

Net loss allocated to:
General Partner	$(1,417)	$(1,468)	$(1,407)	$(2,035)	$(819)

Limited Partners	$(1,415,495)	$(1,467,006)	$(1,405,764)	$(2,032,519)	$(818,679)

Net loss per Partnership Unit	$(107.62)	$(111.53)	$(106.88)	$(154.53)	$(62.24)

Outstanding weighted Partnership Units	13,153	13,153	13,153	13,153	13,153

Note 1 - Loss from operations for the years ended March 31, 2012, 2011, 2010, 2009 and 2008, include a charge for impairment losses on investments in Local Limited Partnerships of $848,299, $940,725, $919,953, $1,519,347 and $372,414, respectively (see Note 2 to the financial statements).

	For the Years Ended March 31,
	2012	2011	2010	2009	2008

Net cash provided by (used in):

Operating activities	$(145,862)	$(17,693)	$(10,566)	$(20,696)	$(33,439)
Investing activities	-	7,391	-	4,697	4,698

Net change in cash and cash equivalents	(145,862)	(10,302)	(10,566)	(15,999)	(28,741)

Cash and cash equivalents, beginning of period	224,152	234,454	245,020	261,019	289,760

Cash and cash equivalents, end of period	$78,290	$224,152	$234,454	$245,020	$261,019

Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

	2011	2010	2009	2008	2007

Federal	$101	$101	$101	$101	$99
State	-	-	-	-	-

Total	$101	$101	$101	$101	$99

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

Financial Condition

For the year ended March 31, 2012

The Partnership’s assets at March 31, 2012 consisted of $78,000 in cash and cash equivalents and aggregate investments in 6 Local Limited Partnerships of $3,015,000 (See “Method of Accounting for Investments in Local Limited Partnerships”). Liabilities at March 31, 2012 consisted of $621,000 of accrued fees and expenses due to General Partner and affiliates, (See “Future Contractual Cash Obligations” below).

Results of Operations

Year Ended March 31, 2012 Compared to Year Ended March 31, 2011 The Partnership’s net loss for the year ended March 31, 2012 was $(1,417,000), reflecting a decrease of $51,000 from the net loss experienced for the year ended March 31, 2011 of $(1,468,000). The decrease in net loss was largely due to a decrease of $103,000 in equity in losses of Local Limited Partnerships. The equity in losses can vary from year to year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships. There was also a $92,000 decrease in impairment loss for the year ended March 31, 2012 compared to the year ended March 31, 2011. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership compared to the current net investment balance that is being carried for the particular Local Limited Partnerships. Accounting and legal fees increased by $(135,000) for the year ended March 31, 2012 compared to the year ended March 31, 2011 due to the timing of the accounting work performed. The Partnership was past due in multiple annual and quarterly reports. All reports were brought current during the year ended March 31, 2012. Reporting fees decreased by $(1,000) for the year ended March 31, 2012 due to the fact that Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

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

Liquidity and Capital Resources

Year Ended March 31, 2012 Compared to Year Ended March 31, 2011 The net decrease in cash during the year ended March 31, 2012 was $(146,000) compared to a net decrease in cash for the year ended March 31, 2012 of $(10,000). The Partnership paid accrued asset management fees of $25,000 during the year ended March 31, 2011 compared to $20,000 paid during the year ended March 31, 2011. During the year ended March 31, 2012 the Partnership reimbursed the General Partner or an affiliate $85,000 for operating expenses paid on its behalf compared to $11,000 reimbursed during the year ended March 31, 2011. The accrued asset management fees and reimbursement of operating expenses are paid after management reviews the cash position of the Partnership. The Partnership also collected $1,000 less in reporting fees during the year ended March 31, 2012 compared to the year ended March 31, 2011 due to the fact that Local Limited Partnerships pay the reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. Accounting fees of $101,000 were paid out directly from the Partnership during the year ended March 31, 2012, compared to no such payments made during the year ended March 31, 2011. This significant increase was due to the filing of all past due reports as discussed above.

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

Accrued payables, which consist primarily of related party asset management fees due to the General Partner, increased by approximately $76,000, $67,000, and $88,000 for the years ended March 31, 2012, 2011 and 2010, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2013.

Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2012:

	2013	2014	2015	2016	2017	Thereafter	Total

Asset management fees(1)	$712,956	$91,752	$91,752	$91,752	$91,752	$4,128,840	$5,208,804
Capital contribution payable	-	-	-	-	-	-	-
Total contractual cash obligations	$712,956	$91,752	$91,752	$91,752	$91,752	$4,128,840	$5,208,804

(1)	Asset management fees are payable annually until termination of the Partnership, which is to occur no later than December 31, 2062. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes until December 31, 2062. Amounts due to the General Partner as of March 31, 2012 have been included in the 2013 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

WNC Housing Tax Credit Fund VI, L.P., Series 10

We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund VI, L.P., Series 10 (the Partnership) as of March 31, 2012 and 2011, and the related statements of operations, partners' equity (deficit) and cash flows for each of the years in the three-year period ended March 31, 2012. The Partnership's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Local Limited Partnerships which investments represent $2,047,743 and $2,660,868 of the total Partnership assets as of March 31, 2012 and 2011, respectively, and $(107,108), $(170,345), and $(180,607) of the total Partnership loss for the years ended March 31, 2012, 2011 and 2010, respectively. Those statements were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it. relates to those Local Limited Partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 10 as of March 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed under Item 15(a)(2) in the index related to years above are presented for the purpose of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied to the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C.

Bethesda, Maryland
June 20, 2012

Report of Independent Registered Public Accounting Firm

To the Partners

Humboldt Village, L.P.

Winnemucca, Nevada

We have audited the accompanying balance sheets of Humboldt Village, L.P. (the Partnership), as of December 31, 2011 and 2010, and the related statements of operations, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management.Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America, the standards of the Public Company Accounting Oversight Board (United States of America) and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion,

In our opinion, the financial statements referred to above present fairly, in all material respects,.the financial position of the Partnership, at December 31,2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America,

In accordance with Government Auditing Standards, we have also issued a report dated February 16, 2012, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements as a whole. The accompanying supplemental information shown on page 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information is the responsibility of management and was derived from and relates directly to the underlying accounting and other records used to prepare the financial statements. The information has been subjected to the auditing procedures applied in the audit of the financial statements and certain additional procedures, including comparing and reconciling such information directly to the underlying accounting and other records used to prepare the financial statements or to the financial statements themselves, and other additional procedures in accordance with auditing standards generally accepted in the United States of America. In our opinion, the information is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Child, Van Wagoner & Bradshaw, PLLC.

Kaysville, Utah

February 16, 2012

Report of Independent Registered Public Accounting Firm

To the Partners

Humboldt Village, L.P.

Winnemucca, Nevada

We have audited the accompanying balance sheets of Humboldt Village, L.P. (the Partnership), as of December 31,2010 and 2009, and the related statements of operations, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In accordance with Government Auditing Standards, we have also issued a report dated March 10, 2011, on our consideration of the Partnership's internal control over financial reporting. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and the results of that testing and not to provide an opinion on the internal control over financial reporting. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information shown on page 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Child, Van Wagoner & Bradshaw, PLLC.

Kaysville, Utah
March 10, 2011

Report of Independent Registered Public Accounting Firm

To the Partners

Humboldt Village, L.P.

Winnemucca, Nevada

We have audited the accompanying balance sheets of Humboldt Village, L.P. (the Partnership), as of December 31,2009 and 2008, and the related statements of operations, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In accordance with Government Auditing Standards, we have also issued a report dated March 9, 2010, on our consideration of the Partnership's internal control over financial reporting. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and the results of that testing and not to provide an opinion on the internal control over financial reporting. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information shown on page 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Child, Van Wagoner & Bradshaw, PLLC.

Kaysville.Utah
March 9, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Starlight Place, LP

We have audited the accompanying balance sheet of Starlight Place, LP, as of December 31, 2011 and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Starlight Place, LP as of December 31, 2011 and the results of its operations, changes in partners' capital and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ PAILET, MEUNIER and LeBLANC, L.L.P.

Metairie, Louisiana
February 23, 2012

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

We conducted our audit in accordance with the Standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor were, we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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
February 21,2011

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
May 18,2011

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10

(A California Limited Partnership)

BALANCE SHEETS (Audited)

	March 31,
	2012	2011
ASSETS
Cash and cash equivalents	$78,290	$224,152
Investments in Local Limited Partnerships, net (Notes 2 and 3)	3,015,489	4,208,365
Other assets	0	6,300

Total Assets	$3,093,779	$4,438,817

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnerships (Note 5)	$0	$4,233
Accrued fees and expenses due to General Partner and affiliates (Note 3)	621,240	545,133

Total Liabilities	621,240	549,366

Partners’ Equity (Deficit)
General Partner	(8,871)	(7,454)
Limited Partners (25,000 Partnership Units authorized; 13,153 Partnership Units issued and outstanding)	2,481,410	3,896,905

Total Partners’ Equity (Deficit)	2,472,539	3,889,451

Total Liabilities and Partners’ Equity (Deficit)	$3,093,779	$4,438,817

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10

(A California Limited Partnership)

STATEMENTS OF OPERATIONS (Audited)

	For the Years Ended March 31,
	2012	2011	2010

Reporting fees	$12,993	$13,598	$1,500

Operating expenses and loss:
Asset management fees (Note 3)	91,863	91,900	91,900
Impairment loss (Note 2)	848,299	940,725	919,953
Accounting and legal fees	138,645	3,711	3,035
Other	10,796	3,000	5,072
Total operating expenses and loss	1,089,603	1,039,336	1,019,960

Loss from operations	(1,076,610)	(1,025,738)	(1,018,460)

Equity in losses of Local Limited Partnerships (Note 2)	(340,344)	(442,916)	(388,912)

Interest income	42	180	201

Net loss	$(1,416,912)	$(1,468,474)	$(1,407,171)

Net loss allocated to:
General Partner	$(1,417)	$(1,468)	$(1,407)
Limited Partners	$(1,415,495)	$(1,467,006)	$(1,405,764)

Net loss per Partnership Unit	$(107.62)	$(111.53)	$(106.88)

Outstanding weighted Partnership Units	13,153	13,153	13,153

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10

(A California Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT) (Audited)

For the Years Ended March 31, 2012, 2011 and 2010

	General Partner	Limited Partners	Total

Partners’ equity (deficit) at March 31, 2009	$(4,579)	$6,769,675	$6,765,096

Net loss	(1,407)	(1,405,764)	(1,407,171)

Partners’ equity (deficit) at March 31, 2010	(5,986)	5,363,911	5,357,925

Net loss	(1,468)	(1,467,006)	(1,468,474)

Partners’ equity (deficit) at March 31, 2011	(7,454)	3,896,905	3,889,451

Net loss	(1,417)	(1,415,495)	(1,416,912)

Partners’ equity (deficit) at March 31, 2012	$(8,871)	$2,481,410	$2,472,539

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10

(A California Limited Partnership)

STATEMENTS OF CASH FLOWS (Audited)

For the Years Ended March 31, 2012, 2011 and 2010

	For The Years Ended March 31,
	2012	2011	2010

Cash flows from operating activities:
Net loss	$(1,416,912)	$(1,468,474)	$(1,407,171)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss	848,299	940,725	919,953
Decrease in other assets	6,300	0	0
Equity in losses of Local Limited Partnerships	340,344	442,916	388,912
Increase in accrued fees and expenses due to General Partner and affiliates	76,107	67,140	87,740

Net cash used in operating activities	(145,862)	(17,693)	(10,566)

Cash flows from investing activities:
Distributions received from Local Limited Partnerships	0	7,391	0

Net cash provided by investing activities	0	7,391	0

Net decrease in cash and cash equivalents	(145,862)	(10,302)	(10,566)

Cash and cash equivalents, beginning of year	224,152	234,454	245,020

Cash and cash equivalents, end of year	$78,290	$224,152	$234,454

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$800	$800	$800

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES:

The Partnership decreased its investments in Local Limited Partnerships and payables to Local Limited Partnerships for tax credit adjusters	$4,233	$0	$0

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2012, 2011 and 2010

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

For the Years Ended March 31, 2012, 2011 and 2010

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2013.

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

For the Years Ended March 31, 2012, 2011 and 2010

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2012.

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

For the Years Ended March 31, 2012, 2011 and 2010

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

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of March 31, 2012, none of the investment accounts in Local Limited Partnerships had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of March 31, 2012, 2011 and 2010, the Partnership had cash equivalents of $0, $95,738 and $222,068, respectively.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

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

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. As of March 31, 2012, all Local Limited Partnerships were not considered to have any residual value in consideration of the current economic circumstances. For the years ended March 31, 2012, 2011 and 2010, impairment loss related to investments in Local Limited Partnerships was $848,299, $940,725 and $919,953, respectively.

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

For the Years Ended March 31, 2012, 2011 and 2010

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

For the Years Ended March 31, 2012, 2011 and 2010

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

The Partnership’s investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2012 and 2011 are approximately $3,859,000 and $3,006,000, respectively less than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined condensed financial statements presented below. This difference is primarily due to acquisition, selection, and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account, impairment losses recorded in the Partnership’s investment account and capital contributions payable to the Local Limited Partnerships which were netted against partner capital in the Local Limited Partnership’s financial statements.

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. As of March 31, 2009, all Local Limited Partnerships were not considered to have any residual value in consideration of the current economic circumstances. For the years ended March 31, 2012, 2011 and 2010, impairment loss related to investments in Local Limited Partnerships was $848,299, $940,725 and $919,953, respectively.

The following is a summary of the equity method activity of the investments in the Local Limited Partnerships for the periods presented:

	For The Years Ended March 31,
	2012	2011	2010

Investments per balance sheet, beginning of period	$4,208,365	$5,599,397	$6,908,262
Impairment loss	(848,299)	(940,725)	(919,953)
Equity in losses of Local Limited Partnerships	(340,344)	(442,916)	(388,912)
Distributions received from Local Limited Partnerships	-	(7,391)	-
Tax credit adjustment	(4,233)	-	-

Investment per balance sheet, end of period	$3,015,489	$4,208,365	$5,599,397

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

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

COMBINED CONDENSED BALANCE SHEETS

	2011	2010
ASSETS
Buildings and improvements (net of accumulated depreciation as of December 31, 2011 and 2010, of $4,577,000 and $4,006,000, respectively)	$14,737,000	$15,279,000
Land	1,067,000	1,067,000
Other assets	1,357,000	1,279,000
Total assets	$17,161,000	$17,625,000

LIABILITIES
Mortgage payable	$8,185,000	$8,265,000
Due to affiliates	262,000	241,000
Other liabilities	237,000	260,000

Total liabilities	8,684,000	8,766,000

PARTNERS' EQUITY
WNC Housing Tax Credit Fund VI, L.P., Series 10	6,874,000	7,214,000
Other partners	1,603,000	1,645,000
Total partners’ equity	8,477,000	8,859,000
Total liabilities and partners’ equity	$17,161,000	$17,625,000

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2011	2010	2009

Revenues	$1,539,000	$1,436,000	$1,444,000

Expenses:
Operating expenses	1,080,000	1,144,000	1,053,000
Interest expense	220,000	151,000	163,000
Depreciation and amortization	580,000	586,000	623,000

Total expenses	1,880,000	1,881,000	1,839,000

Net loss	$(341,000)	$(445,000)	$(395,000)

Net loss allocable to the Partnership,	$(340,000)	$(443,000)	$(389,000)

Net loss recorded by the Partnership	$(340,000)	$(443,000)	$(389,000)

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

For the Years Ended March 31, 2012, 2011 and 2010

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

An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $91,863, $91,900 and $91,900 were incurred during the years ended March 31, 2012, 2011, 2010, respectively, of which $25,000, $20,000 and $10,000 was paid, respectively.

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

The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $32,395, $11,471 and $2,266 during the years ended March 31, 2012, 2011 and 2010, respectively.

WNC Holding, LLC (“Holding”), a wholly owned subsidiary of Associates, acquires investments in Local Limited Partnerships using funds from a secured warehouse line of credit. Such investments are warehoused by Holding until transferred to syndicated partnerships as investors are identified. The transfer of the warehoused investments is typically achieved through the admittance of the syndicated partnership as the Limited Partner of the Local Limited Partnership and the removal of Holding as the Limited Partner. Consideration paid to Holding for the transfer of its interest in the Local Limited Partnership generally consists of cash reimbursement of capital contribution installment(s) paid to the Local Limited Partnerships by Holding, assumption of the remaining capital contributions payable due to the Local Limited Partnership and financing costs and interest charged by Holding. For all periods presented the Partnership incurred financing costs of $7,252 and interest of $65,823 which are included in investments in Local Limited Partnerships. As of all periods presented, the financing costs and interest were fully amortized or impaired. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership. If an impairment loss related to the capitalized warehouse interest and costs are recorded, the accumulated amortization is reduced to zero at that time.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	March 31,
	2012	2011

Asset management fee payable	$610,266	$543,403
Due to affiliate	41	41
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	10,933	1,689

Total	$621,240	$545,133

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2013.

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31 (rounded):

	June 30	September 30	December 31	March 31
2012

Income	$2,000	$10,000	$-	$1,000

Operating expenses	(990,000)	(41,000)	(24,000)	(35,000)

Loss from operations	(988,000)	(31,000)	(24,000)	(34,000)

Equity in losses of Local Limited Partnerships	(111,000)	(111,000)	(111,000)	(7,000)

Net loss	(1,099,000)	(142,000)	(135,000)	(41,000)

Net loss available to Limited Partners	(1,098,000)	(142,000)	(135,000)	(40,000)

Net loss per Partnership Unit	(83)	(11)	(10)	(3)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

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

NOTE 5 – PAYABLES TO LOCAL LIMTED PARTNERSHIPS

Payables to Local Limited Partnerships represent amounts which are due at various times based on conditions specified in the Local Limited Partnership agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership’s initial investment). As of March 31, 2012 and 2011, $0 and $4,233 remains payable to the Local Limited Partnerships.

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

(b)	Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2012. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures,” the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2012.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

WNC & Associates, Inc. is a California corporation which was organized in 1971. Its officers and significant employees are included in the following list, which also includes certain officers of WNC Capital Corporation:

Wilfred N. Cooper, Sr.	Chairman
Wilfred N. Cooper, Jr.	President, Chief Executive Officer and Secretary
Michael J. Gaber	Executive Vice President and Chief Operating Officer
David N. Shafer, Esq.	Executive Vice President
Darrick Metz	Senior Vice President – Originations
Christine A. Cormier	Senior Vice President – Fund Management
Melanie R. Wenk, CPA	Vice President – Chief Financial Officer
Kelly Henderson	Senior Vice President – Legal Affairs
Anand Kannan	Senior Vice President – Development
Paula Hall	Vice President – Asset Management
Gregory S. Hand	Vice President – Acquisitions
Thomas F. Maxwell	Vice President – Originations
Kay L. Cooper	Director of WNC & Associates, Inc.
Jennifer E. Cooper	Director of WNC & Associates, Inc.

In addition to Wilfred N. Cooper, Sr., the directors of WNC & Associates, Inc. are Wilfred N. Cooper, Jr., Kay L. Cooper and Jennifer E. Cooper.

Wilfred N. Cooper, Sr., age 81, is the founder and Chairman of the Board of Directors of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by WNC & Associates, Inc. Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives on matters pertaining to the affordable housing industry. Mr. Cooper is a Life Director of the National Association of Home Builders (“NAHB”), a National Trustee for NAHB’s Political Action Committee, and a past Chairman of NAHB’s Multifamily Council. He is a Life Trustee of the National Housing Conference, and a co-founder and Director Emeritus of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 49, is President, Chief Executive Officer, Secretary, a Director, and a member of the Acquisition Committee, of WNC & Associates, Inc. He is President and a Director of, and a registered principal with, WNC Capital Corporation. He has been involved in real estate investment and acquisition activities since 1988 when he joined WNC & Associates, Inc. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper serves on the Orange County Advisory Board of U.S. Bank, the Board of Trustees of NHC, the Editorial Advisory Board of Tax Credit Advisor, and the Tax Policy Council of the National Trust for Historic Preservation. He is a member of the Urban Land Institute and of Vistage International, a global network of business leaders and chief executives. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

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

David N. Shafer, age 59, is an Executive Vice President, a member of the Acquisition Committee, and oversees the New Markets Tax Credit group, of WNC & Associates, Inc. Mr. Shafer has been active in the real estate industry since 1984. Before joining WNC & Associates, Inc. in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and past President of the California Council of Affordable Housing, a Director of the Council for Affordable and Rural Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Laws degree in taxation.

Darrick Metz, age 41, is Senior Vice President – Originations of WNC & Associates, Inc. He has been involved in multifamily property underwriting, acquisition and investment activities since 1991. Prior to joining WNC in 1999, he was employed by a Minnesota development company specializing in tax credit and market rate multifamily projects. Mr. Metz also worked with the Minnesota Housing Finance Agency (“MHFA”), where he held the position of Senior Housing Development Officer. While at MHFA, he was responsible for the allocation of tax credits, HOME funds and state loan products. Mr. Metz is active in the Qualified Allocation Plan Tax Credit Advisory Committee for the Wisconsin Housing and Economic Development Authority, a member of MHFA’s Multifamily Technical Assistance and a board member of NH&RA. He graduated from St. Cloud State University in 1993 with a Bachelor of Science degree in finance/economics.

Christine A. Cormier, age 53, is Senior Vice President – Fund Management and, accordingly, oversees the fund management group, of WNC & Associates, Inc. Ms. Cormier has been active in the real estate industry since 1985. Prior to joining WNC in 2008, Ms. Cormier was with another major tax credit syndicator for over 12 years where she was the Managing Director of investor relations. Ms. Cormier graduated from Bentley University in 1982 with a Bachelor of Science degree (summa cum laude) in accounting and computer science.

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

Kelly Henderson, age 40, is Senior Vice President – Legal Affairs of WNC & Associates, Inc. She is responsible for structuring local limited partnership letters of understanding and local limited partnership agreements, coordinating closings with outside counsel and reviewing local limited partnership loan documents. Prior to joining WNC in 2006, she was Vice President – Acquisitions and Senior Counsel with a national tax credit syndicator. Ms. Henderson has been underwriting tax credit properties since 1999. She graduated from the State University of New York at Geneseo in 1993 with a Bachelor of Arts degree in political science and from the New England School of Law in 1996 with a Juris Doctor degree. She is licensed to practice law in the States of New York and Massachusetts.

Anand Kannan, age 32, is Senior Vice President – Development of WNC & Associates, Inc. and leads the preservation and development teams for Community Preservation Partners, LLC. Prior to joining WNC in 2011, Mr. Kannan served as Associate Director at Vitus Group (previously Pacific Housing Advisors, Inc.), where he developed or consulted on affordable housing projects across the country. His expertise is in the acquisition and rehabilitation of existing low-income housing projects that are or will be financed by tax-exempt bonds, tax credits, and other government subsidies. Prior to his tenure at Vitus Group, Mr. Kannan was associated with Novogradac & Company LLP. Mr. Kannan graduated from the University of California at Berkeley in 2002 with a Bachelor of Arts degree in Economics with an emphasis in Accounting.

Paula Hall, age 45, is Vice President – Asset Management, a member of the Acquisition Committee, and oversees the asset management group, of WNC & Associates, Inc. She joined WNC in 1997 and has more than 21 years of property management experience. Ms. Hall is a Certified Occupancy Specialist (CPO), Housing Credit Certified Professional (HCCP), and Certified Property Manager (CPM) candidate. Prior to joining WNC, she was a property manager for NHP Property Management (AIMCO) where she oversaw operations, training and development.

Gregory S. Hand, age 48, is Vice President – Acquisitions, and oversees the property underwriting activities, of the Irvine office of WNC & Associates, Inc. Mr. Hand has been involved in real estate analysis, development and management since 1987. Prior to joining WNC in 1998, he was a portfolio asset manager with a national tax credit sponsor with responsibility for the management of $200 million in assets. Prior to that, he was a finance manager with The Koll Company and a financial analyst with The Irvine Company. Mr. Hand graduated from Iowa State University in 1987 with a Bachelor of Business Administration degree in finance.

Thomas F. Maxwell, age 60, is Vice President – Originations of the Northeast Region. He has 17 years of experience in the tax credit industry, and more than 30 years of real estate experience, including originating, structuring and closing all types of affordable housing developments. Prior to joining WNC in 2009, he served as a team leader for a national tax credit syndicator for nine years. Mr. Maxwell graduated from Case Western Reserve University in 1974 with a Bachelor of Arts degree in English and from Boston University in 1980 with a Master of Business Administration degree.

Kay L. Cooper, age 75, is a Director of WNC & Associates, Inc. and has not otherwise been engaged in business activities during the previous five years. Kay Cooper was the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products from 1975 until its sale in 1998. She is the wife of Wilfred Cooper, Sr. and the mother of Wilfred Cooper, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Jennifer E. Cooper, age 49, is a Director of WNC & Associates, Inc. and has not otherwise been engaged in business activities during the previous five years. She is the wife of Wilfred Cooper, Jr. and attended the University of Texas from 1981 to 1986.

(f)	Involvement in Certain Legal Proceedings

None.

(g)	Promoters and Control Persons

Inapplicable.

(h)	Audit Committee Financial Expert, and (i) Identification of the Audit Committee

Neither the Partnership nor the General Partner, has an audit committee.

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

For services rendered by the General Partner or an affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any such affiliate may receive an annual asset management fee not to exceed 0.5% of the invested assets of the Local Limited Partnerships, including the Partnership’s allocable share of the mortgages.  The asset management fee is payable with respect to the previous calendar quarter on the first day of each calendar quarter during the year. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets.  Asset management fees of $91,863, $91,900 and $91,900 were incurred during the years ended March 31, 2012, 2011 and 2010, respectively, of which $25,000, $20,000 and $10,000 was paid during the years ended March 31, 2012, 2011 and 2010, respectively.

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

Reimbursement to the General Partner or any of its affiliates of Operating Cash Expenses is subject to specific restrictions in Section 5.3.3 of the Partnership’s Agreement of Limited Partnership (the “Agreement,” incorporated as Exhibit 3.1 to this report).  The Agreement defines “Operating Cash Expenses” as

“ .. . . the amount of cash disbursed by the Partnership . . . in the ordinary course of business for the payment of its operating expenses, such as expenses for management, utilities, repair and maintenance, insurance, investor communications, legal, accounting, statistical and bookkeeping services, use of computing or accounting equipment, travel and telephone expenses, salaries and direct expenses of Partnership employees while engaged in Partnership business, and any other operational and administrative expenses necessary for the prudent operation of the Partnership. Without limiting the generality of the foregoing, Operating Cash Expenses shall include fees paid by the Partnership to any General Partner or any Affiliate of a General Partner permitted by this Agreement and the actual cost of goods, materials and administrative services used for or by the Partnership, whether incurred by a General Partner, an Affiliate of a General Partner or a non-Affiliated Person in performing the foregoing functions. As used in the preceding sentence, actual cost of goods and materials means the actual cost of goods and materials used for or by the Partnership and obtained from entities not Affiliated with a General Partner, and actual cost of administrative services means the pro rata cost of personnel (as if such persons were employees of the Partnership) associated therewith, but in no event to exceed the Competitive amount.”

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

The unpaid operating expenses reimbursable to the General Partner or its affiliates were $10,933, $1,689 and $6,449 for the years ended March 31, 2012, 2011 and 2010, respectively.  The Partnership reimbursed the General Partner or its affiliates for operating expenses of $32,395, $11,471 and $2,266, during the years ended March 31, 2012, 2011 and 2010, respectively.

(c)	Interest in Partnership

The General Partner receives 0.1% of the Partnership’s allocated Low Income Housing Tax Credits, which approximated $1,330, for each of the years ended December 31, 2011, 2010 and 2009.  The General Partner is also entitled to receive 0.1% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2012, 2011 and 2010.  The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 10% and the Limited Partners 90% of any remaining proceeds.  There were no such distributions of cash to the General Partner during the years ended March 31, 2012, 2011 and 2010.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

(a)	The General Partner manages all of the Partnership’s affairs. The transactions with the General Partner are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, reimbursement of expenses, and the General Partner’s interests in the Partnership, as discussed in Item 11 and in the notes to the Partnership’s financial statements.

(b)	The Partnership has no directors.

Item 14.  Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firm for the years ended March 31:

	2012	2011
Audit Fees	$128,099	$-
Audit-related Fees	-	-
Tax Fees	3,035	3,035
All Other Fees	-	-
TOTAL	$131,134	$3,035

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are preapproved by the General Partner.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)	List of financial statements included in Part II hereof

Balance Sheets, March 31, 2012 and 2011,

Statements of Operations for the years ended March 31, 2012, 2011 and 2010,

Statements of Partners’ Equity (Deficit) for the years ended March 31, 2012, 2011 and 2010

Statements of Cash Flows for the years ended March 31, 2012, 2011 and 2010

Notes to Financial Statements

(a)(2)	List of Financial statement schedules included in Part IV hereof:

Schedule III, Real Estate Owned by Local Limited Partnerships

(a)(3)	Exhibits.

3.1	Articles of incorporation and by-laws: The registrant is not incorporated. The Partnership Agreement filed as Exhibit 28.1 to Form 10-K for fiscal year ended December 31, 1995 is hereby incorporated herein by reference as Exhibit 3.1.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

99.2	Financial Statements of Starlight, L.P., as of and for the years ended December 31, 2011, 2010 and 2009, together with Independent Auditors’ Report thereon; a significant subsidiary of the Partnership. (filed herewith)

101.	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets at March 31, 2012 and 2011, (ii) the Statements of Operations for the years ended Mach 31, 2012, 2011 and 2010, (iii) the Statements of Cash Flows for the years ended Mach 31, 2012, 2011 and 2010 and (iv) the Notes to Financial Statements

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

WNC Housing Tax Credit Fund VI, L.P., Series 10

Real Estate Owned by Local Limited Partnerships

March 31, 2012

		As of March 31, 2012		Initial Cost to Partnership			As of December 31, 2011
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value
Catoosa Senior Village, L.P.	Calhoun, Georgia	$1,997,000	$1,997,000	$456,000	$4,352,000	$9,000	$2,253,000	$456,000	$4,361,000	$1,260,000	$3,557,000

FDI-Green Manor 2003, Ltd.	Hempstead, Texas	617,000	613,000	27,000	1,734,000	45,000	1,086,000	27,000	1,779,000	338,000	1,468,000

FDI-Pine Meadows 2003, Ltd.	Prairie View, Texas	668,000	668,000	47,000	1,693,000	73,000	1,011,000	47,000	1,766,000	343,000	1,470,000

Humboldt Village, L.P.	Winnemucca, Nevada	1,713,000	1,713,000	79,000	4,223,000	52,000	2,268,000	79,000	4,275,000	959,000	3,395,000

Melodie Meadows Associates, Ltd.	Glencoe, Alabama	1,569,000	1,569,000	209,000	2,693,000	3,000	1,202,000	209,000	2,696,000	711,000	2,194,000

Starlight Place, L.P.	Americus, Georgia	3,258,000	3,258,000	249,000	4,396,000	41,000	365,000	249,000	4,437,000	966,000	3,720,000

		$9,822,000	$9,818,000	$1,067,000	$19,091,000	$223,000	$8,185,000	$1,067,000	$19,314,000	$4,577,000	$15,804,000

WNC Housing Tax Credit Fund VI, L.P., Series 10

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2012

	For the Year Ended December 31, 2011
Local Limited Partnership Name	Rental Income	Net Loss	Year Investment Acquired	Estimated Useful Life (Years)

Catoosa Senior Village, L.P.	$273,000	$(110,000)	2003	40

FDI-Green Manor 2003, Ltd.	136,000	(38,000)	2004	40

FDI-Pine Meadows 2003, Ltd.	221,000	(28,000)	2004	40

Humboldt Village, L.P.	446,000	(9,000)	2004	40

Melodie Meadows Associates, Ltd.	160,000	(57,000)	2003	40

Starlight Place, L.P.	259,000	(99,000)	2004	40

	$1,495,000	$(341,000)

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

Date: June 20, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date: June 20, 2012

By:	/s/ Melanie R. Wenk
Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date: June 20, 2012

By:	/s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date: June 20, 2012

By:	/s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date: June 20, 2012

