Form 10-Q
period 2012-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 10
filed 2012-08-08
CIK 1156815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 000-50837

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10

California	33-0974362
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

17782 Sky Park Circle, Irvine, CA92614

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

Yes [X]   No [  ]

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10

(A California Limited Partnership)

INDEX TO FORM 10-Q

For the quarterly period ended June 30, 2012

2

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	March 31,
	2012	2012

ASSETS

Cash	$78,296	$78,290
Investments in Local Limited Partnerships, net (Note 2)	1,913,460	3,015,489

Total Assets	$1,991,756	$3,093,779

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$665,267	$621,240

Total Liabilities	665,267	621,240

Partners’ Equity (Deficit):
General Partner	(10,017)	(8,871)
Limited Partners (25,000 Partnership Units authorized; 13,153 Partnership Units issued and outstanding)	1,336,506	2,481,410

Total Partners’ Equity (Deficit)	1,326,489	2,472,539

Total Liabilities and Partners’ Equity (Deficit)	$1,991,756	$3,093,779

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months June 30, 2012 and 2011

(Unaudited)

	2012	2011
	Three Months	Three Months

Reporting fees	$-	$1,500

Operating expenses and loss:
Asset management fees(Note 3)	22,975	22,975
Impairment loss (Note 2)	1,016,943	848,299
Legal and accounting fees	18,850	116,349
Other	2,202	2,537

Total operating expenses and loss	1,060,970	990,160

Loss from operations	(1,060,970)	(988,660)

Equity in losses of Local Limited Partnerships(Note 2)	(85,086)	(110,731)

Interest income	6	20

Net loss	$(1,146,050)	$(1,099,371)

Net loss allocated to:
General Partner	$(1,146)	$(1,099)

Limited Partners	$(1,144,904)	$(1,098,272)

Net loss per Partnership Unit	$(87)	$(83)

Outstanding weighted Partnership Units	13,153	13,153

See accompanying notes to condensed financial statements

F-2

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10

(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Three Months Ended June 30, 2012

(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2012	$(8,871)	$2,481,410	$2,472,539

Net loss	(1,146)	(1,144,904)	(1,146,050)

Partners’ equity (deficit) at June 30, 2012	$(10,017)	$1,336,506	$1,326,489

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2012 and 2011

(Unaudited)

	2012	2011

Cash flows from operating activities:
Net loss	$(1,146,050)	$(1,099,371)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment loss	1,016,943	848,299
Equity in losses of Local Limited Partnerships	85,086	110,731
Decrease in other assets	-	6,300
Increase in accrued fees and expenses due to General Partner and affiliates	44,027	6,067

Net cash provided by (used in) operating activities	6	(127,974)

Net increase (decrease) in cash	6	(127,974)

Cash, beginning of period	78,290	224,152

Cash, end of period	$78,296	$96,178

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2012are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2012.

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

The partnership agreement authorized the sale of up to 25,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units has concluded,and 13,153 Partnership Units representing subscriptions in the amount of $13,119,270, net of dealer discounts of $31,220 and volume discounts of $2,510, had been accepted. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the “Limited Partners”) in the Partnership will be allocated the remaining 99.9% of these items in proportion to their respective investments.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The proceeds from the disposition of any of the Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the Partnership. The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be noassurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership. Should such distributions occur, the Limited Partners will be entitled to receive distributions from the proceeds remaining after payment of Partnership obligations and funding reserves, equal to their capital contributions and their return on investment (as defined in the Partnership Agreement). The General Partner would then be entitled to receive proceeds equal to its capital contributions from the remainder. Any additional sale or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partner.

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

For the Quarterly Period Ended June 30, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Tax Credits and tax losses allocable to the limited partners could be reduced if the IRS were successful in such a challenge.The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2013.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2012.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2012

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

“Equity in losses of Local Limited Partnerships” for each of the periods ended June 30, 2012 and 2011, respectively, has been recorded by the Partnership. Management’s estimate for the three month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of June 30, 2012, no investment accounts in Local Limited Partnerships had reached a zero balance.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2012

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of all periods presented, the Partnership had no cash equivalents.

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

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable.Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the three months ended June 30, 2012 and 2011, impairment loss related to investments in Local Limited Partnerships was $1,016,943 and $848,299, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2012

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

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Three Months Ended June 30, 2012	For the Year Ended March 31, 2012
Investments per balance sheet, beginning of period	$3,015,489	$4,208,365
Impairment loss	(1,016,943)	(848,299)
Equity in losses of Local Limited Partnerships	(85,086)	(340,344)
Tax credit adjustment	-	(4,233)
Investments per balance sheet, end of period	$1,913,460	$3,015,489

Selected financial information for the three months ended June 30, 2012 and 2011 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2012	2011
Revenues	$385,000	$359,000
Expenses:
Interest expense	55,000	38,000
Depreciation and amortization	145,000	146,000
Operating expenses	270,000	286,000
Total expenses	470,000	470,000

Net loss	$(85,000)	$(111,000)
Net loss allocable to the Partnership	$(85,000)	$(111,000)
Net loss recorded by the Partnership	$(85,000)	$(111,000)

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

For the Quarterly Period Ended June 30, 2012

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)	An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $22,975 were incurred during each of the three months ended June 30, 2012 and 2011. The Partnership paid the General Partner or its affiliates $0 and $25,000 of those fees during the three months ended June 30, 2012 and 2011, respectively.

(b)	A subordinated disposition fee in an amount equal to 1% of the sale price of real estate sold by the Local Limited Partnerships. Payment of this fee is subordinated to the Limited Partners receiving distributions equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and is payable only if services are rendered in the sales effort. No such fee was incurred for all periods presented.

(c)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $0 and $2,995 during the three months ended June 30, 2012 and 2011, respectively.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	June 30, 2012	March 31, 2012

Asset management fee payable	$633,241	$610,266
Due to affiliate	40	41
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	31,986	10,933
Total	$665,267	$621,240

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2012and 2011, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2012 consisted of $78,000 in cash and aggregate investments in six Local Limited Partnerships of $1,913,000. Liabilities at June 30, 2012 consisted of $665,000 of accrued fees and expenses due to General Partner and affiliates.

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011 The Partnership's net loss for the three months ended June 30, 2012 was $(1,146,000), reflecting an increase of approximately $(47,000) from the net loss of $(1,099,000) for the three months ended June 30, 2011. There was a $97,000 decrease in legal and accounting expenses due to the timing of the accounting work performed. The Partnership was past due in multiple annual and quarterly reports. All reports were brought current during the three months ended June 30, 2011. In addition, the Partnership experienced a $26,000 decrease in equity in losses of Local Limited Partnerships for the three months ended June 30, 2012. The equity in losses of Local Limited Partnerships can vary from year to year depending on the operations of the Local Limited Partnerships. The impairment loss increased by $(169,000) for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value to the Partnership compared to the current carrying value of each of the investments to the Partnership. The reporting fees decreased by $2,000 for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The reporting fees received from Local Limited Partnerships vary due to the fact that Local Limited Partnerships make payments to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Capital Resources and Liquidity

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011 There was no material change in cash for the three months ended June 30, 2012 compared to net cash used during the three months ended June 30, 2011 of $(128,000). The change is largely due to the payment of accounting fees of $(116,000) during the three months ended June 30, 2011 compared to no such payments during the three months ended June 30, 2012. The significant payments in the prior year were due to the filing of all past due reports as discussed above. The Partnership reimbursed the General Partner or an affiliate for expenses paid on its behalf $(3,000) reimbursed during the three months ended June 30, 2011 compared to no such reimbursements during the three months ended June 30, 2012.  The Partnership paid $(25,000) of accrued asset management fees during the three months ended June 30, 2011 compared to no such payments during the three months ended June 30, 2012.  The Partnership received $(2,000) less in reporting fees for the three months ended June 30, 2012 as discussed above.

3

During the three months ended June 30, 2012 accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner or affiliates, increased by $44,000 as compared to March 31, 2012. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of June 30, 2012, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2013.

Recent Accounting Changes

In June 2009, the Financial Accounting Standards Board (“FASB”)issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modified the consolidation model to one based on control and economics, and replaced quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment was effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 did not have a material effect on the Partnership’s financial statements.

In May 2011, the FASB issued an update to existing guidance related to fair value measurements on how to measure fair value and what disclosures to provide about fair value measurements. For fair value measurements categorized as level 3, a reporting entity should disclose quantitative information of the unobservable inputs and assumptions, a description of the valuation processes and annual periods beginning after December 15, 2011. The adoption of this update did not materially affect the Partnership’s condensed financial statements.

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

4

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

(b)         Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

5

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosures

NOT APPLICABLE

Item 5.	Other Information

NONE

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at June 30, 2012 and March 31, 2012, (ii) the Condensed Statements of Operations for the three-month periods ended June 30, 2012 and June 30, 2011, (iii) the Condensed Statements of Cash Flows for the three months ended June 30, 2012 and June 30, 2011and (iv) the Notes to Condensed Financial Statements.

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

6

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10

By: WNC & ASSOCIATES, INC. General Partner

By:	/s/ Wilfred N. Cooper, Jr.

Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date:	August 7, 2012

By:	/s/ Melanie R. Wenk

Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date:	August 7, 2012

7