Form 10-Q
period 2012-09-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 10
filed 2012-11-09
CIK 1156815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C.20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-accelerated filer	[X]	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10

(A California Limited Partnership)

INDEX TO FORM 10-Q

For the quarterly period ended September 30, 2012

2

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2012	March 31, 2012
ASSETS

Cash	$53,561	$78,290
Investments in Local Limited Partnerships, net (Note 2)	1,819,978	3,015,489

Total Assets	$1,873,539	$3,093,779

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$664,902	$621,240

Total Liabilities	664,902	621,240

Partners’ Equity (Deficit):
General Partner	(10,135)	(8,871)
Limited Partners (25,000 Partnership Units authorized; 13,153 Partnership Units issued and outstanding)	1,218,772	2,481,410

Total Partners’ Equity (Deficit)	1,208,637	2,472,539

Total Liabilities and Partners’ Equity (Deficit)	$1,873,539	$3,093,779

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended September 30, 2012 and 2011

(Unaudited)

	2012		2011
	Three	Six	Three	Six
	Months	Months	Months	Months

Reporting fees	$-	$-	$9,993	$11,943
Other income	40	40	-	-
Total operating income	40	40	9,993	11,943

Operating expenses and loss:
Asset management fees (Note 3)	22,975	45,950	22,975	45,950
Impairment loss (Note 2)	-	1,016,943	-	848,299
Legal and accounting fees	6,408	25,258	14,785	131,134
Other	3,427	5,629	3,836	6,373

Total operating expenses and loss	32,810	1,093,780	41,596	1,031,756

Loss from operations	(32,770)	(1,093,740)	(31,603)	(1,020,263)

Equity in losses of Local Limited Partnerships (Note 2)	(85,086)	(170,172)	(110,731)	(221,462)

Interest income	4	10	6	26

Net loss	$(117,852)	$(1,263,902)	$(142,328)	$(1,241,699)

Net loss allocated to:
General Partner	$(118)	$(1,264)	$(142)	$(1,242)

Limited Partners	$(117,734)	$(1,262,638)	$(142,186)	$(1,240,457)

Net loss per Partnership Unit	$(9)	$(96)	$(11)	$(94)

Outstanding weighted Partnership Units	13,153	13,153	13,153	13,153

See accompanying notes to condensed financial statements

F-2

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10

(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Six Months Ended September 30, 2012

(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2012	$(8,871)	$2,481,410	$2,472,539

Net loss	(1,264)	(1,262,638)	(1,263,902)

Partners’ equity (deficit) at September 30, 2012	$(10,135)	$1,218,772	$1,208,637

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2012 and 2011

(Unaudited)

	2012	2011

Cash flows from operating activities:
Net loss	$(1,263,902)	$(1,241,699)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss	1,016,943	848,299
Equity in losses of Local Limited Partnerships	170,172	221,462
Decrease in other assets	-	6,300
Increase in accrued fees and expenses due to General Partner and affiliates	43,662	32,771

Net cash used in operating activities	(33,125)	(132,867)

Cash flows from investing activities:
Distributions received from Local Limited Partnerships	8,396	-

Net cash provided by investing activities	8,396	-
Net decrease in cash	(24,729)	(132,867)

Cash, beginning of period	78,290	224,152

Cash, end of period	$53,561	$91,285

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES:
The Partnership decreased its investment in Local Limited Partnerships and payables to Local Limited Partnerships for tax credit adjusters	$-	$4,233

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended September 30, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2012.

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

For the Quarterly Period Ended September 30, 2012

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

For the Quarterly Period Ended September 30, 2012

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2013.

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

For the Quarterly Period Ended September 30, 2012

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2012.

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

“Equity in losses of Local Limited Partnerships” for each of the periods ended September 30, 2012 and 2011, respectively has been recorded by the Partnership. Management’s estimate for the three and six month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

For the Quarterly Period Ended September 30, 2012

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of September 30, 2012, no investment accounts in Local Limited Partnerships had reached a zero balance.

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

For the Quarterly Period Ended September 30, 2012

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

Reclassifications

Certain reclassifications have been made to the 2011 condensed financial statements to be consistent with the 2012 presentation.

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the six months ended September 30, 2012 and 2011, impairment loss related to investments in Local Limited Partnerships was $1,016,943 and $848,299 respectively.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2012

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Six Months Ended September 30, 2012	For the Year Ended March 31, 2012
Investments per balance sheet, beginning of period	$3,015,489	$4,208,365
Impairment loss	(1,016,943)	(848,299)
Equity in losses of Local Limited Partnerships	(170,172)	(340,344)
Distribution received from Local Limited Partnership	(8,396)	-
Tax credit adjustments	-	(4,233)
Investments per balance sheet, end of period	$1,819,978	3,015,489

Selected financial information for the six months ended September 30, 2012 and 2011 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2012	2011
Revenues	$769,000	$718,000
Expenses:
Interest expense	110,000	76,000
Depreciation and amortization	290,000	293,000
Operating expenses	540,000	572,000
Total expenses	940,000	941,000

Net loss	$(171,000)	(223,000)
Net loss allocable to the Partnership	$(170,000)	$(221,000)
Net loss recorded by the Partnership	$(170,000)	$(221,000)

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

For the Quarterly Period Ended September 30, 2012

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)	An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $45,950 were incurred during each of the six months ended September 30, 2012 and 2011. The Partnership paid the General Partner or its affiliates $0 and $25,000 of those fees during the six months ended September 30, 2012 and 2011, respectively.
(b)	A subordinated disposition fee in an amount equal to 1% of the sale price of real estate sold by the Local Limited Partnerships. Payment of this fee is subordinated to the Limited Partners receiving distributions equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and is payable only if services are rendered in the sales effort. No such fee was incurred for all periods presented.
(c)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $33,135 and $17,885 during the six months ended September 30, 2012 and 2011, respectively.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	September 30, 2012	March 31, 2012

Asset management fee payable	$656,216	$610,266
Due to affiliate	-	41
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	8,686	10,933
Total	$664,902	$621,240

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2012 and 2011, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at September 30, 2012 consisted of $53,000 in cash and aggregate investments in six Local Limited Partnerships of $1,820,000. Liabilities at September 30, 2012 consisted of $665,000 of accrued fees and expenses due to General Partner and affiliates.

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011 The Partnership's net loss for the three months ended September 30, 2012 was $(118,000), reflecting an increase of approximately $(24,000) from the net loss of $(142,000) for the three months ended September 30, 2011. There was an $8,000 decrease in legal and accounting fees due to the timing of the accounting work performed for the three months ended September 31, 2012. In addition, the Partnership experienced a $26,000 decrease in equity in losses of Local Limited Partnerships for the three months ended September 30, 2012. The equity in losses of Local Limited Partnerships can vary from year to year depending on the operations of the Local Limited Partnerships. The reporting fees decreased by $(10,000) for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The reporting fees received from Local Limited Partnerships vary due to the fact that Local Limited Partnerships make payments to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Six Months Ended September 30, 2012 Compared to the Six Months Ended September 30, 2011 The Partnership's net loss for the six months ended September 30, 2012 was $(1,264,000), reflecting an increase of approximately $(22,000) from the net loss of $(1,242,000), for the six months ended September 30, 2011. There was a $106,000 decrease in legal and accounting fees due to the timing of the accounting work performed. The Partnership was past due in multiple annual and quarterly reports. All reports were brought current during the six months ended September 30, 2011. In addition, the Partnership experienced a $51,000 decrease in equity in losses of Local Limited Partnerships for the six months ended September 30, 2012. The equity in losses of Local Limited Partnerships can vary from year to year depending on the operations of the Local Limited Partnerships. The reporting fees decreased by $(12,000) for the six months ended September 30, 2012 compared to the six months ended September 30, 2011. The reporting fees received from the Local Limited Partnerships vary due to the fact that Local LimitedPartnerships make payments to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. The impairment loss increased by $(169,000) for the six months ended September 30, 2012 compared to the six months ended September 30, 2011. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value to the Partnership compared to the current carrying value of each of the investments to the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Capital Resources and Liquidity

Six Months Ended September 30, 2012 Compared to Six Months Ended September 30, 2011 Net cash used during the six months ended September 30, 2012 was $(25,000), compared to net cash used during the six months ended September 30, 2011 of $(133,000). The Partnership reimbursed the General Partner or an affiliate for expenses paid on its behalf $(33,000) during the six months ended September 30, 2012 compared to $(18,000) reimbursed during the six months ended September 30, 2011. The Partnership paid $0 of accrued asset management fees during the six months ended September 30, 2012 compared to $(25,000) paid during the six months ended September 30, 2011. The Partnership paid accounting fees of $(131,000) during the six months ended September 30, 2011 compared to no such payments paid during the six months ended September 30, 2012. This significant change was due to the filing of all past due reports as discussed above. The Partnership received $0 in reporting fees from Local Limited Partnerships during the six months ended September 30, 2012 compared to $12,000 of reporting fees received during the six months ended September 30, 2011. The reporting fees received from Local Limited Partnerships vary due to the fact that Local Limited Partnerships make payments to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

During the six months ended September 30, 2012 accrued payables, which consist primarily of asset management fees to the General Partner or affiliates, increased by $44,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of September 30, 2012, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2013.

Recent Accounting Changes

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs). The amended guidance modified the consolidation model to one based on control and economics, and replaced quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE. Additionally, the amendment requires enhanced and expanded disclosures around VIEs. This amendment was effective for fiscal years beginning after November 15, 2009. The adoption of this guidance on April 1, 2010 did not have a material effect on the Partnership’s financial statements.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosure
NOT APPLICABLE

Item 5.	Other Information

NONE

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at September 30, 2012 and March 31, 2012, (ii) the Condensed Statements of Operations for the three and six-month periods ended September 30, 2012 and September 30, 2011, (iii) the Condensed Statements of Cash Flows for the six months ended September 30, 2012 and September 30, 2011 and (iv) the Notes to Condensed Financial Statements.

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

Date: November 9, 2012

By:	/s/ Melanie R. Wenk

Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: November 9, 2012

