Form 10-Q
period 2012-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 10
filed 2013-02-08
CIK 1156815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

(A California Limited Partnership)

INDEX TO FORM 10-Q

For the quarterly period ended December 31, 2012

2

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31, 2012	March 31, 2012
ASSETS

Cash	$41,906	$78,290
Investments in Local Limited Partnerships, net (Note 2)	1,734,892	3,015,489

Total Assets	$1,776,798	$3,093,779

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$679,069	$621,240

Total Liabilities	679,069	621,240

Partners’ Equity (Deficit):
General Partner	(10,246)	(8,871)
Limited Partners (25,000 Partnership Units authorized; 13,153 Partnership Units issued and outstanding)	1,107,975	2,481,410

Total Partners’ Equity (Deficit)	1,097,729	2,472,539

Total Liabilities and Partners’ Equity (Deficit)	$1,776,798	$3,093,779

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended December 31, 2012 and 2011

(Unaudited)

	2012		2011
	Three	Nine	Three	Nine
	Months	Months	Months	Months

Reporting fees	$-	$-	$-	$11,493
Other income	1	41	-	-

Operating expenses and loss:
Asset management fees (Note 3)	22,853	68,803	22,914	68,864
Impairment loss (Note 2)	-	1,016,943	-	848,299
Legal and accounting fees	1,200	26,458	-	131,134
Other	1,773	7,402	999	7,372

Total operating expenses and loss	25,826	1,119,606	23,913	1,055,669

Loss from operations	(25,825)	(1,119,565)	(23,913)	(1,044,176)

Equity in losses of Local Limited Partnerships (Note 2)	(85,086)	(255,258)	(110,731)	(332,193)

Interest income	3	13	9	35

Net loss	$(110,908)	$(1,374,810)	$(134,635)	$(1,376,334)

Net loss allocated to:
General Partner	$(111)	$(1,375)	$(135)	$(1,376)

Limited Partners	$(110,797)	$(1,373,435)	$(134,500)	$(1,374,958)

Net loss per Partnership Unit	$(8)	$(104)	$(10)	$(105)

Outstanding weighted Partnership Units	13,153	13,153	13,153	13,153

See accompanying notes to condensed financial statements

F-2

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10

(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Nine Months Ended December 31, 2012

(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2012	$(8,871)	$2,481,410	$2,472,539

Net loss	(1,375)	(1,373,435)	(1,374,810)

Partners’ equity (deficit) at December 31, 2012	$(10,246)	$1,107,975	$1,097,729

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2012 and 2011

(Unaudited)

	2012	2011
Cash flows from operating activities:
Net loss	$(1,374,810)	$(1,376,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss	1,016,943	848,299
Equity in losses of Local Limited Partnerships	255,258	332,193
Decrease in other assets	-	6,300
Increase in accrued fees and expenses due to General Partner and affiliates	57,829	56,685

Net cash used in operating activities	(44,780)	(132,857)

Cash flows from investing activities:
Distributions received from Local Limited Partnerships	8,396	-

Net cash provided by investing activities	8,396	-

Net decrease in cash	(36,384)	(132,857)

Cash, beginning of period	78,290	224,152

Cash, end of period	$41,906	$91,295

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES:
The Partnership decreased its investments in Local Limited Partnerships and payables to Local Limited Partnerships for tax credit adjusters	$-	$4,233

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-K for the fiscal year ended March 31, 2012.

Organization

WNC Housing Tax Credit Fund VI, L.P., Series 10 (the “Partnership”) is a California Limited Partnership formed under the laws of the State of California on July 17, 2001, and commenced operations on February 28, 2003. The Partnership was formed to acquire limited partnership interests in other limited partnerships (“Local Limited Partnerships”) which own multi-family housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits”). The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex. Each Local Limited Partnership is governed by its agreement of limited partnership (the “Local Limited Partnership Agreement”).

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

For the Quarterly Period Ended December 31, 2012

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

For the Quarterly Period Ended December 31, 2012

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2014.

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

For the Quarterly Period Ended December 31, 2012

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2012.

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

“Equity in losses of Local Limited Partnerships” for each of the periods ended December 31, 2012 and 2011, respectively has been recorded by the Partnership. Management’s estimate for the three and nine month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

For the Quarterly Period Ended December 31, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Based on this guidance, the Local Limited Partnerships in which the Partnership invests meet the definition of a VIE because the owners of the equity at risk in these entities do not have the power to direct their operations. However, management does not consolidate the Partnership’s interests in these VIEs, as it is not considered to be the primary beneficiary since it does not have the power to direct the activities that are considered most significant to the economic performance of these entities. The Partnership currently records the amount of its investment in these Local Limited Partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership’s balance in investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership’s exposure to loss on these Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantee against credit recapture to the investors in the Partnership.

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of December 31, 2012, no investment accounts in Local Limited Partnerships had reached a zero balance.

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

For the Quarterly Period Ended December 31, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure. Income tax returns filed by the Partnership are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2009 remain open.

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

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the nine months ended December 31, 2012 and 2011, impairment loss related to investments in Local Limited Partnerships was $1,016,943 and $848,299, respectively.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2012

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Nine Months Ended December 31, 2012	For the Year Ended March 31, 2012
Investments per balance sheet, beginning of period	$3,015,489	$4,208,365
Impairment loss	(1,016,943)	(848,299)
Equity in losses of Local Limited Partnerships	(255,258)	(340,344)
Distributions received from Local Limited Partnership	(8,396)	-
Tax credit adjustments	-	(4,233)
Investments per balance sheet, end of period	$1,734,892	$3,015,489

Selected financial information for the nine months ended December 31, 2012 and 2011 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2012	2011
Revenues	$1,154,000	$1,077,000
Expenses:
Interest expense	165,000	114,000
Depreciation and amortization	435,000	438,000
Operating expenses	810,000	858,000
Total expenses	1,410,000	1,410,000

Net loss	$(256,000)	(333,000)
Net loss allocable to the Partnership	$(255,000)	$(333,000)
Net loss recorded by the Partnership	$(255,000)	$(332,000)

Certain Local Limited Partnerships incurred operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partners may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership’s investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related Low Income Housing Tax Credits could occur.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2012

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)	An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $68,803 and $68,864 were incurred during the nine months ended December 31, 2012 and 2011, respectively. The Partnership paid the General Partner or its affiliates $0 and $25,000 of those fees during the nine months ended December 31, 2012 and 2011, respectively.
(b)	A subordinated disposition fee in an amount equal to 1% of the sale price of real estate sold by the Local Limited Partnerships. Payment of this fee is subordinated to the Limited Partners receiving distributions equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and is payable only if services are rendered in the sales effort. No such fee was incurred for all periods presented.
(c)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $44,794 and $17,887 during the nine months ended December 31, 2012 and 2011, respectively.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	December 31, 2012	March 31, 2012

Asset management fee payable	$679,069	$610,266
Due to affiliate	-	41
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	-	10,933
Total	$679,069	$621,240

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2012 and 2011, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at December 31, 2012 consisted of $42,000 in cash and aggregate investments in six Local Limited Partnerships of $1,735,000. Liabilities at December 31, 2012 consisted of $679,000 of accrued fees and expenses due to General Partner and affiliates.

Results of Operations

Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011 The Partnership’s net loss for the three months ended December 31, 2012 was $(111,000), reflecting a decrease of approximately $(24,000) from the net loss of $(135,000) for the three months ended December 31, 2011. The decrease in the net loss is primarily due to the fact that the Partnership experienced a $26,000 decrease in equity in losses of Local Limited Partnerships for the three months ended December 31, 2012. The equity in losses of Local Limited Partnerships can vary from year to year depending on the operations of the Local Limited Partnerships. There was a $(1,000) increase in legal and accounting fees due to the timing of the accounting work performed.

Nine Months Ended December 31, 2012 Compared to the Nine Months Ended December 31, 2011 The Partnership’s net loss for the nine months ended December 31, 2012 was $(1,375,000), reflecting an decrease of approximately $1,000 from the net loss of $(1,376,000) for the nine months ended December 31, 2011. There was a $105,000 decrease in legal and accounting fees due to the timing of the accounting work performed. The Partnership was past due in multiple annual and quarterly reports. All reports were brought current during the nine months ended December 31, 2012. In addition, the Partnership experienced a $77,000 decrease in equity in losses of Local Limited Partnerships for the nine months ended December 31, 2012. The equity in losses of Local Limited Partnerships can vary from year to year depending on the operations of the Local Limited Partnerships. The reporting fees decreased by $(11,000) for the nine months ended December 31, 2012 compared to the nine months ended December 31, 2011. The reporting fees received from Local Limited Partnerships vary due to the fact that Local Limited Partnerships make payments to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. The impairment loss increased by $169,000 for the nine months ended December 31, 2012 compared to the nine months ended December 31, 2011. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value to the Partnership compared to the current carrying value of each of the investments to the Partnership.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Capital Resources and Liquidity

Nine Months Ended December 31, 2012 Compared to Nine Months Ended December 31, 2011 Net cash used during the nine months ended December 31, 2012 was $(36,000), compared to net cash used during the nine months ended December 31, 2011 of $(133,000). The change is largely due to the payment of accounting fees of $(101,000) during the nine months ended December 31, 2011 compared to no such payment during the nine months ended December 31, 2012. This significant increase was due to the filing of all past due reports as discussed above. The Partnership reimbursed the General Partner or an affiliate for expenses paid on its behalf $(45,000) during the nine months ended December 31, 2012 compared to $(18,000) reimbursed during the nine months ended December 31, 2011. The Partnership paid $0 of accrued asset management fees during the nine months ended December 31, 2012 compared to $(25,000) paid during the nine months ended December 31,2011. The Partnership received $8,000 of distributions from Local Limited Partnerships during the nine months ended December 31, 2012 compared to none received during the nine months ended December 31, 2011. There was an $(11,000) decrease in reporting fees for the nine months ended December 31, 2012. The distributions and reporting fees received from Local Limited Partnerships vary due to the fact that Local Limited Partnerships make payments to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

During the nine months ended December 31, 2012 accrued payables, which consist primarily of asset management fees to the General Partner or affiliates, increased by $58,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2012, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2014.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosures NOT APPLICABLE

Item 5.	Other Information

NONE

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at December 31, 2012 and March 31, 2012, (ii) the Condensed Statements of Operations for the three-month and nine-month periods ended December 31, 2012 and December 31, 2011, (iii) the Condensed Statements of Cash Flows for the nine months ended December 31, 2012 and December 31, 2011 and (iv) the Notes to Condensed Financial Statements.

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

Date: February 8, 2013

By:	/s/ Melanie R. Wenk

Melanie R. Wenk

Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: February 8, 2013

