Form 10-K
period 2013-03-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 10
filed 2013-06-11
CIK 1156815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-50837

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 10

(Exact name of registrant as specified in its charter)

California	33-0974362
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

17782 Sky Park Circle,
Irvine, CA	92614-6404
(Address of principal executive offices)	(zip code)

(714) 662-5565

(Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to section 12(g) of the Act:

UNITS OF LIMITED PARTNERSHIP INTEREST

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Pursuant to a supplement dated February 28, 2003 to the prospectus of the Partnership dated November 14, 2001, on March 6, 2003, the Partnership commenced a public offering of 25,000 Units of Limited Partnership Interest (“Partnership Units”) at a price of $1,000 per Partnership Unit. As of the close of the public offering, a total of 13,153 Partnership Units representing $13,119,270, net of dealer discounts of $31,220 and volume discounts of $2,510, had been sold. Holders of Partnership Units are referred to herein as “Limited Partners”.

The Partnership shall continue in full force and effect until December 31, 2062 unless terminated prior to that date pursuant to the Partnership Agreement (as defined below) or law.

Description of Business

The Partnership’s principal business objective is to provide its Limited Partners with Low Income Housing Tax Credits. The Partnership’s principal business therefore consists of investing as a limited partner or non-managing member in Local Limited Partnerships each of which will own and operate a Housing Complex which will qualify for the Low Income Housing Tax Credits. In general, under Section 42 of the Internal Revenue Code, an owner of low income housing can receive the Low Income Housing Tax Credits to be used to reduce Federal taxes otherwise due in each year of a ten-year credit period. Each Housing Complex is subject to a 15-year compliance period (the “Compliance Period”), and under state law may have to be maintained as low income housing for 30 or more years.

As a consequence of the provisions of tax law in effect for dispositions of buildings prior to August 2008, in order to avoid recapture of Low Income Housing Credits, the Partnership expected that it would not dispose of its interests in Local Limited Partnerships (“Local Limited Partnership Interests”) or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. That provision of law was amended in 2008 (i) to provide that there would be no recapture on sale of a Low Income Housing Tax Credit building during the Compliance Period if it were reasonable to expect at the time of sale that the building would continue to be operated as qualified low income housing (see “Exit Strategy” below) and (ii) to eliminate the possibility of posting a bond against potential recapture. The Partnership is not seeking to sell its Local Limited Partnership Interests. And, because of (i) the nature of the Housing Complexes and the Local Limited Partnership Interests, (ii) the difficulty of predicting the resale market for low-income housing, (iii) the current economy, and (iv) the ability of lenders to disapprove of transfer, it is not possible at this time to predict when the liquidation of the Partnership’s assets and the disposition of the proceeds, if any, in accordance with the Partnership’s Agreement of Limited Partnership dated July 17, 2001 (the “Partnership Agreement”), would occur. Furthermore, the recent codification of the economic substance doctrine as part of 2010 legislation has created some uncertainty about the deductibility of losses from low income housing that is not generating Low Income Housing Tax Credits, and this could have an adverse effect on the resale market for Housing Complexes and Local Limited Partnership Interests. Until a Local Limited Partnership Interest or the related Housing Complex is sold, it is anticipated that the Local General Partner would continue to operate such Housing Complex. Notwithstanding the preceding, circumstances beyond the control of the General Partner or the Local General Partners may occur during the ten-year credit delivery period and/or the Compliance Period, which would require the Partnership to approve the disposition of a Housing Complex prior to the end thereof, possibly resulting in recapture of Low Income Housing Tax Credits.

The Partnership invested in six Local Limited Partnerships, none of which have been sold or otherwise disposed of as of March 31, 2013. Each of these Local Limited Partnerships owns a single Housing Complex that is eligible for the Low Income Housing Tax Credits. Certain Local Limited Partnerships may also benefit from additional government programs promoting low or moderate-income housing.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2013.

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

For each of the years ended March 31, 2013, 2012, and 2011, a loss in value of an investment in a Local Limited Partnership, other than a temporary decline, is recorded by the Partnership in its financial statements as an impairment loss. Impairment is measured by comparing the Partnership’s carrying amount in the investment to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and any estimated residual value to the Partnership. For the years ended March 31, 2013, 2012, and 2011, impairment loss related to investments in Local Limited Partnerships was $1,016,943, $848,299, and $940,725, respectively.

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

The interests of Limited Partners may conflict with the interests of the General Partner and it affiliates. The General Partner and its affiliates are committed to the management of more than 100 other limited partnerships that have investments similar to those of the Partnership. The General Partner and its affiliates receive substantial compensation from the Partnership. The General Partner decides how the Partnership’s investments in Housing Complexes are managed, and when the investments will be sold. The General Partner may face a conflict in these circumstances because the General Partner’s share of fees and cash distributions from the transaction may be more or less than their expected share of fees if a Housing Complex was not sold. The result of these conflicts could be that the General Partner may make investments which are less desirable, or on terms which are less favorable, to the Partnership than might otherwise be the case. The Partnership has not developed any formal process for resolving conflicts of interest. However, the General Partner is subject to a fiduciary duty to exercise good faith and integrity in handling the affairs of the Partnership, and that duty will govern its actions in all such matters. Furthermore, the manner in which the Partnership can operate and sell investments is subject to substantial restrictions as outlined in the Partnership Agreement.

Anticipated future and existing cash resources of the Partnership are not sufficient to pay existing liabilities of the Partnership. However, substantially all of the existing liabilities of the Partnership are payable to the General Partner and/or its affiliates.

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner. These asset management fees payable increased by approximately $92,000, $67,000, and $72,000, for the years ended March 31, 2013, 2012, and 2011, respectively. The Partnership’s future contractual cash obligations consist of its obligations to pay future annual asset management fees and the payables due to the Local Limited Partnerships. The future annual asset management fees will equal $91,656 per year through the termination of the Partnership, which must occur no later than December 31, 2062. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of the existing contractual obligations and anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Associates agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2014.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the six Housing Complexes as of the dates or for the periods indicated:

WNC Housing Tax Credit Fund VI, L.P., Series 10

March 31, 2013

			As of March 31, 2013		As of December 31, 2012
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership

Catoosa Senior Village, L.P.	Calhoun, Georgia	BC Holdings, LLC	$1,997,000	$1,997,000	60	$2,663,000	$2,239,000

FDI-Green Manor 2003, Ltd.	Hempstead, Texas	Fieser Holding, Inc.	613,000	613,000	40	839,000	1,068,000

FDI-Pine Meadows 2003, Ltd.	Prairie View, Texas	Fieser Holdings, Inc.	668,000	668,000	59	906,000	992,000

Humboldt Village, L.P.	Winnemucca, Nevada	Humboldt Village, LLC	1,713,000	1,713,000	66	2,351,000	2,250,000

Melodie Meadows Associates, Ltd.	Glencoe, Alabama	Eagle Creek Partners	1,569,000	1,569,000	40	2,135,000	1,202,000

Starlight Place, L.P.	Americus, Georgia	BC Holdings, LLC	3,258,000	3,258,000	52	4,402,000	362,000

			$9,818,000	$9,818,000	317	$13,296,000	$8,113,000

(1)	Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10 year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period. Approximately 85% of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships and are no longer available to the Partnership’s Limited Partners.

WNC Housing Tax Credit Fund VI, L.P., Series 10

March 31, 2013

	For the Year Ended December 31, 2012
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Low Income Housing Tax Credits Allocated to Partnership

Catoosa Senior Village, L.P.	$287,000	$(99,000)	99.97%

FDI-Green Manor 2003, Ltd	93,000	(48,000)	99.98%

FDI-Pine Meadows 2003, Ltd.	257,000	9,000	99.98%

Humboldt Village, L.P.	406,000	9,000	92.06%

Melodie Meadows Associates, Ltd.	161,000	(42,000)	99.98%

Starlight Place, L.P.	265,000	(120,000)	99.97%

	$1,469,000	$(291,000)

WNC Housing Tax Credit Fund VI, L.P., Series 10

March 31, 2013

		Occupancy Rates As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2012	2011	2010	2009	2008

Catoosa Senior Village, L.P.	Calhoun, Georgia	BC Holdings, LLC	100%	87%	90%	90%	98%

FDI-Green Manor 2003, Ltd.	Hempstead, Texas	Fieser Holding, Inc.	68%	60%	58%	83%	100%

FDI-Pine Meadows 2003, Ltd.	Prairie View, Texas	Fieser Holdings, Inc.	85%	73%	88%	90%	95%

Humboldt Village, L.P.	Winnemucca, Nevada	Humboldt Village, LLC	94%	92%	95%	97%	92%

Melodie Meadows Associates, Ltd.	Glencoe, Alabama	Eagle Creek Partners	100%	100%	100%	100%	100%

Starlight Place, L.P.	Americus, Georgia	BC Holdings, LLC	100%	98%	98%	100%	100%

		Weighted Average	92%	85%	89%	93%	97%

Item 3. Legal Proceedings

NONE.

Item 4. Mine Safety Disclosures

NOT APPLICABLE.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5a.

a)	The Partnership Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Partnership Units and none exists. Partnership Units can be assigned or otherwise transferred only if certain requirements in the Partnership Agreement are satisfied.

b)	At March 31, 2013, there were 642 Limited Partners, respectively, and no assignees of Partnership Units who were not admitted as Limited Partners, respectively.

c)	The Partnership was not designed to provide operating cash distributions to Limited Partners. It is possible that the Partnership could make distributions from sale proceeds, if the Partnership is able to sell its Local Limited Partnership Interests or Housing Complexes for more than the related closing costs and any then accrued obligations of the Partnership. There can be no assurance in this regard. Any distributions would be made in accordance with the terms of the Partnership Agreement. For all periods presented there were no cash distributions to the Limited Partners.

d)	No securities are authorized for issuance by the Partnership under equity compensation plans.

e)	The Partnership does not issue common stock.

f)	No unregistered securities were sold by the Partnership during the year ended March 31, 2013.

Item 5b. Use of Proceeds

NOT APPLICABLE.

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE.

Item 6. Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	March 31,
	2013	2012	2011	2010	2009

ASSETS
Cash and cash equivalents	$44,994	$78,290	$224,152	$234,454	$245,020
Investments in Local Limited Partnerships, net	1,698,269	3,015,489	4,208,365	5,599,397	6,908,262
Other assets	-	-	6,300	6,300	6,300
Total Assets	$1,743,263	$3,093,779	$4,438,817	$5,840,151	$7,159,582

LIABILITIES
Payables to Local Limited Partnerships	$-	$-	$4,233	4,233	$4,233
Accrued fees and expenses due to General Partner and affiliates	701,922	621,240	545,133	$477,993	390,253

Total Liabilities	701,922	621,240	549,366	482,226	394,486

PARTNERS’ EQUITY	1,041,341	2,472,539	3,889,451	5,357,925	6,765,096

Total Liabilities and Partners’ Equity	$1,743,263	$3,093,779	$4,438,817	$5,840,151	$7,159,582

Selected results of operations, cash flows and other information for the Partnership are as follows:

	For the Years Ended March 31,
	2013	2012	2011	2010	2009

Loss from operations (Note 1)	$(1,139,340)	$(1,076,610)	$(1,025,738)	$(1,018,460)	$(1,618,917)

Equity in losses of Local Limited Partnerships	(291,873)	(340,344)	(442,916)	(388,912)	(417,148)
Interest income	15	42	180	201	1,511

Net loss	$(1,431,198)	$(1,416,912)	$(1,468,474)	$(1,407,171)	$(2,034,554)

Net loss allocated to:
General Partner	$(1,431)	$(1,417)	$(1,468)	$(1,407)	$(2,035)

Limited Partners	$(1,429,767)	$(1,415,495)	$(1,467,006)	$(1,405,764)	$(2,032,519)

Net loss per Partnership Unit	$(108.70)	$(107.62)	$(111.53)	$(106.88)	$(154.53)

Outstanding weighted Partnership Units	13,153	13,153	13,153	13,153	13,153

Note 1 - Loss from operations for the years ended March 31, 2013, 2012, 2011, 2010, and 2009, include a charge for impairment losses on investments in Local Limited Partnerships of $1,016,943, $848,299, $940,725, $919,953, and $1,519,347, respectively, (see Note 2 to the financial statements).

	For the Years Ended March 31,
	2013	2012	2011	2010	2009

Net cash provided by (used in):

Operating activities	$(41,700)	$(145,862)	$(17,693)	$(10,566)	$(20,696)
Investing activities	8,404	-	7,391	-	4,697

Net change in cash and cash equivalents	(33,296)	(145,862)	(10,302)	(10,566)	(15,999)

Cash and cash equivalents, beginning of year	78,290	224,152	234,454	245,020	261,019

Cash and cash equivalents, end of year	$44,994	$78,290	$224,152	$234,454	$245,020

Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

	2012	2011	2010	2009	2008

Federal	$101	$101	$101	$101	$101
State	-	-	-	-	-

Total	$101	$101	$101	$101	$101

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Impact of Recent Accounting Pronouncements

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

In May 2011, the FASB issued an update to existing guidance related to fair value measurements on how to measure fair value and what disclosures to provide about fair value measurements. For fair value measurements categorized as level 3, a reporting entity should disclose quantitative information of the unobservable inputs and assumptions, a description of the valuation processes and annual periods beginning after December 15, 2011. The adoption of this update did not materially affect the Partnership’s financial statements.

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

Financial Condition

For the year ended March 31, 2013

The Partnership’s assets at March 31, 2013 consisted of $45,000 in cash and aggregate investments in 6 Local Limited Partnerships of $1,698,000 (See “Method of Accounting for Investments in Local Limited Partnerships”). Liabilities at March 31, 2013 consisted of $702,000 of accrued fees and expenses due to General Partner and affiliates, (See “Future Contractual Cash Obligations” below).

Results of Operations

Year Ended March 31, 2013 Compared to Year Ended March 31, 2012 The Partnership’s net loss for the year ended March 31, 2013 was $(1,431,000), reflecting an increase of $(14,000) from the net loss experienced for the year ended March 31, 2012 of $(1,417,000). The increase in net loss was due in part to a decrease of $48,000 in equity in losses of Local Limited Partnerships. The equity in losses can vary from year to year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships. There was also a $(169,000) increase in impairment loss for the year ended March 31, 2013 compared to the year ended March 31, 2012. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership compared to the current net investment balance that is being carried for the particular Local Limited Partnerships. Accounting and legal fees decreased by $113,000 for the year ended March 31, 2013 compared to the year ended March 31, 2012 due to the timing of the accounting work performed. The Partnership was past due in multiple annual and quarterly reports. All reports were brought current during the year ended March 31, 2012. Reporting fees decreased by $(8,000) for the year ended March 31, 2013 due to the fact that Local Limited Partnerships’ pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

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

Liquidity and Capital Resources

Year Ended March 31, 2013 Compared to Year Ended March 31, 2012 The net decrease in cash during the year ended March 31, 2013 was $(33,000) compared to a net decrease in cash for the year ended March 31, 2012 of $(146,000). The Partnership paid no accrued asset management fees during the year ended March 31, 2013 compared to $25,000 paid during the year ended March 31, 2012. During the year ended March 31, 2013 the Partnership reimbursed the General Partner or an affiliate $47,000 for operating expenses paid on its behalf compared to $85,000 reimbursed during the year ended March 31, 2012. The accrued asset management fees and reimbursement of operating expenses are paid after management reviews the cash position of the Partnership. The Partnership also collected $8,000 more in distributions and $(8,000) less in reporting fees during the year ended March 31, 2013 compared to the year ended March 31, 2012 due to the fact that Local Limited Partnerships pay the reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. No accounting fees were paid out directly from the Partnership during the year ended March 31, 2013, compared to $101,000 paid during the year ended March 31, 2012. This significant payment was due to the filing of all past due reports as discussed above.

Year Ended March 31, 2012 Compared to Year Ended March 31, 2011 The net decrease in cash during the year ended March 31, 2012 was $(146,000) compared to a net decrease in cash for the year ended March 31, 2011 of $(10,000). The Partnership paid accrued asset management fees of $25,000 during the year ended March 31, 2012 compared to $20,000 paid during the year ended March 31, 2011. During the year ended March 31, 2012 the Partnership reimbursed the General Partner or an affiliate $85,000 for operating expenses paid on its behalf compared to $11,000 reimbursed during the year ended March 31, 2011. The accrued asset management fees and reimbursement of operating expenses are paid after management reviews the cash position of the Partnership. The Partnership also collected $1,000 less in reporting fees during the year ended March 31, 2012 compared to the year ended March 31, 2011 due to the fact that Local Limited Partnerships pay the reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. Accounting fees of $101,000 were paid out directly from the Partnership during the year ended March 31, 2012, compared to no such payments made during the year ended March 31, 2011. This significant increase was due to the filing of all past due reports as discussed above.

Accrued payables, which consist primarily of related party asset management fees due to the General Partner, increased by approximately $81,000, $76,000, and $67,000, for the years ended March 31, 2013, 2012 and 2011, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2014.

Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2013:

	2014	2015	2016	2017	2018	Thereafter	Total

Asset management fees(1)	$793,577	$91,656	$91,656	$91,656	$91,656	$4,032,864	$5,193,065
Total contractual cash obligations	$793,577	$91,656	$91,656	$91,656	$91,656	$4,032,864	$5,193,065

(1)	Asset management fees are payable annually until termination of the Partnership, which is to occur no later than December 31, 2062. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes until December 31, 2062. Amounts due to the General Partner as of March 31, 2013 have been included in the 2014 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

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

NOT APPLICABLE.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Partners

WNC Housing Tax Credit Fund VI, L.P., Series 10

We have audited the accompanying balance sheet of WNC Housing Tax Credit Fund VI, L.P., Series 10 (the Partnership) as of March 31, 2013, and the related statements of operations, partners’ equity (deficit), and cash flows for the year then ended. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of certain Local Limited Partnerships which investments represent $1,343,460 of the total Partnership assets as of March 31, 2013, and $111,809 of the total Partnership loss for the year then ended. Those statements were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to those Local Limited Partnerships, is based solely on the reports of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 10 as of March 31, 2013, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 15(a)(2) in the index related to the year ended March 31, 2013 is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied to the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ CohnReznick LLP
Bethesda, Maryland
June 11, 2013

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Partners

WNC Housing Tax Credit Fund VI, L.P., Series 10

We have audited the accompanying balance sheet of WNC Housing Tax Credit Fund VI, L.P., Series 10 (the Partnership) as of March 31, 2012, and the related statements of operations, partners’ equity (deficit) and cash flows for each of the years in the two-year period ended March 31, 2012. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Local Limited Partnerships which investments represent $2,047,743 of the total Partnership assets as of March 31, 2011; and $107,108 and $170,345 of the total Partnership loss for the years ended March 31, 2011 and 2010, respectively. Those statements were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to those Local Limited Partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund, VI, L.P., Series 10 as of March 31, 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

www.reznickgroup.com

PAILET, MEUNIER and LeBLANC, llp.

Certified Public Accountants

Management Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Humboldt Village, L.P.

We have audited the accompanying financial statements of Humboldt Village, L.P., RHS Project No. 33-007-059693461, as of December 31, 2012 and the related statements of operations, changes in partners’ equity (deficit) and cash flows for the year ended December 31, 2012. Humboldt Village, L.P.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Humboldt Village, L.P. as of December 31, 2012 and the result of its operations and its cash flows for the year ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated March 1, 2013 on our consideration of Humboldt Village, L.P.’s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Pailet, Meunier and LeBlanc, L.L.P.

Metairie, Louisiana

March 1, 2013

Member of:	● PCAOB - Public Company Accounting Oversight Board

AICPA: Center for Public Company Audit Firms (SEC) ● Governmental Audit Quality Center ● Private Companies Practice Section (PCPS)

3421 N. Causeway Blvd., Suite 701 ● Metairie, LA 70002 ● Telephone (504) 837-0770 ● Fax (504) 837-7102

201 St. Charles Ave., Suite 2500 ● New Orleans, LA 70170 ● Telephone (504) 599-5905 ● Fax (504) 837-7102

www.pmlcpa.com

Report of Independent Registered Public Accounting Firm

To the Partners

Humboldt Village, L.P.

Winnemucca, Nevada

We have audited the accompanying balance sheets of Humboldt Village, L.P. (the Partnership), as of December 31, 2011 and 2010, and the related statements of operations, changes in partners’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America, the standards of the Public Company Accounting Oversight Board (United States of America) and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion,

In our opinion, the financial statements referred to above present fairly, in all material respects,. the financial position of the Partnership, at December 31,2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America,

In accordance with Government Auditing Standards, we have also issued a report dated February 16, 2012, on our consideration of the Partnership’s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report considering the results of our audit.

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

PAILET, MEUNIER and LeBLANC, llp.

Certified Public Accountants

Management Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Starlight Place, LP

We have audited the accompanying financial statements of Starlight Place, LP, as of December 31, 2012 and the related statements of operations, changes in partners’ equity and cash flows for the year ended December 31, 2012. Starlight Place, LP’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Starlight Place, LP as of December 31, 2012 and the result of its operations and its cash flows for the year ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 27, 2013 on our consideration of Starlight Place, LP’s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Pailet, Meunier and LeBlanc, L.L.P.
Metairie, Louisiana
February 27, 2013

Member of:	● PCAOB - Public Company Accounting Oversight Board

AICPA: Center for Public Company Audit Firms (SEC) ● Governmental Audit Quality Center ● Private Companies Practice Section (PCPS)

3421 N. Causeway Blvd., Suite 701 ● Metairie, LA 70002 ● Telephone (504) 837-0770 ● Fax (504) 837-7102

201 St. Charles Ave., Suite 2500 ● New Orleans, LA 70170 ● Telephone (504) 599-5905 ● Fax (504) 837-7102

www.pmlcpa.com

PAILET, MEUNIER and LeBLANC, L.L.P.

Certified Public Accountants

Management Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Starlight Place, LP

We have audited the accompanying balance sheet of Starlight Place, LP, as of December 31, 2011 and the related statements of operations, changes in partners’ capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Starlight Place, LP as of December 31, 2011 and the results of its operations, changes in partners’ capital and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Pailet, Meunier and LeBlanc, L.L.P.
Metairie, Louisiana
February 23, 2012

3421 N. Causeway Blvd., Suite 701 ● Metairie, LA 70002 ● Telephone (504) 837-0770 ● Fax (504) 837-7102

201 St. Charles Ave., Suite 2500 ● New Orleans, LA 70170 ● Telephone (504) 599-5905 ● Fax (504) 837-7102

www.pmlcpa.com

Member of

G A F P O L A R I S - A Global Association of Independent Firms ● PCAOB – Public Company Accounting Oversight Board

AICPA: Center for Public Company Audit Firms (SEC) ● Governmental Audit Quality Center ● Private Companies Practice Section (PCPS)

PAILET, MEUNIER and LeBLANC, L.L.P.

Certified Public Accountants

Management Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Starlight Place, LP

We have audited the accompanying balance sheet of Starlight Place, LP, as of December 31, 2010 and the related statements of operations, changes in partners’ capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Starlight Place, LP as of December 31, 2010 and the results of its operations, changes in partners’ capital and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ PAILET, MEUNIER and LeBLANC, L.L.P.
Metairie, Louisiana
February 21, 2011

3421 N. Causeway Blvd., Suite 701 ● Metairie, LA 70002 ● Telephone (504) 837-0770 ● Fax (504) 837-7102

201 St. Charles Ave., Suite 2500 ● New Orleans, LA 70170 ● Telephone (504) 599-5905 ● Fax (504) 837-7102

www.pmlcpa.com

Member of

Member Firms in Principal Cities ● PCAOB - Public Company Accounting Oversight Board

AICPA: Center for Public Company Audit Firms (SEC) ● Governmantal Audit Quality Center ● Private Companies Practice Section (PCPS)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10

(A California Limited Partnership)

BALANCE SHEETS

	March 31,
	2013	2012
ASSETS
Cash and cash equivalents	$44,994	$78,290
Investments in Local Limited Partnerships, net (Notes 2 and 3)	1,698,269	3,015,489
Other assets	-	-

Total Assets	$1,743,263	$3,093,779

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$701,922	$621,240

Total Liabilities	701,922	621,240

Partners’ Equity (Deficit)
General Partner	(10,302)	(8,871)
Limited Partners (25,000 Partnership Units authorized; 13,153 Partnership Units issued and outstanding)	1,051,643	2,481,410

Total Partners’ Equity (Deficit)	1,041,341	2,472,539

Total Liabilities and Partners’ Equity (Deficit)	$1,743,263	$3,093,779

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10

(A California Limited Partnership)

STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2013	2012	2011

Operating income:
Reporting fees	$5,094	$12,993	$13,598
Other income	41	-	-
Total operating income	5,135	12,993	13,598

Operating expenses and loss:
Asset management fees (Note 3)	91,656	91,863	91,900
Impairment loss (Note 2)	1,016,943	848,299	940,725
Accounting and legal fees	26,458	138,645	3,711
Other	9,418	10,796	3,000
Total operating expenses and loss	1,144,475	1,089,603	1,039,336

Loss from operations	(1,139,340)	(1,076,610)	(1,025,738)

Equity in losses of Local Limited Partnerships (Note 2)	(291,873)	(340,344)	(442,916)

Interest income	15	42	180

Net loss	$(1,431,198)	$(1,416,912)	$(1,468,474)

Net loss allocated to:
General Partner	$(1,431)	$(1,417)	$(1,468)
Limited Partners	$(1,429,767)	$(1,415,495)	$(1,467,006)

Net loss per Partnership Unit	$(108.70)	$(107.62)	$(111.53)

Outstanding weighted Partnership Units	13,153	13,153	13,153

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10

(A California Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

For the Years Ended March 31, 2013, 2012 and 2011

	General Partner	Limited Partners	Total

Partners’ equity (deficit) at March 31, 2010	$(5,986)	$5,363,911	$5,357,925

Net loss	(1,468)	(1,467,006)	(1,468,474)

Partners’ equity (deficit) at March 31, 2011	(7,454)	3,896,905	3,889,451

Net loss	(1,417)	(1,415,495)	(1,416,912)

Partners’ equity (deficit) at March 31, 2012	(8,871)	2,481,410	2,472,539

Net loss	(1,431)	(1,429,767)	(1,431,198)

Partners’ equity (deficit) at March 31, 2013	$(10,302)	$1,051,643	$1,041,341

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10

(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

For the Years Ended March 31, 2013, 2012, and 2011

	For The Years Ended March 31,
	2013	2012	2011

Cash flows from operating activities:
Net loss	$(1,431,198)	$(1,416,912)	$(1,468,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss	1,016,943	848,299	940,725
Decrease in other assets	-	6,300	-
Equity in losses of Local Limited Partnerships	291,873	340,344	442,916
Increase in accrued fees and expenses due to General Partner and affiliates	80,682	76,107	67,140

Net cash used in operating activities	(41,700)	(145,862)	(17,693)

Cash flows from investing activities:
Distributions received from Local Limited Partnerships	8,404	-	7,391

Net cash provided by investing activities	8,404	-	7,391

Net decrease in cash and cash equivalents	(33,296)	(145,862)	(10,302)

Cash and cash equivalents, beginning of year	78,290	224,152	234,454

Cash and cash equivalents, end of year	$44,994	$78,290	$224,152

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$800	$800

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES:

The Partnership decreased its investments in Local Limited Partnerships and payables to Local Limited Partnerships for tax credit adjusters	$-	$4,233	$-

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2013, 2012, and 2011

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2013, 2012, and 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2014.

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

For the Years Ended March 31, 2013, 2012, and 2011

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2013.

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

For the Years Ended March 31, 2013, 2012, and 2011

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

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of March 31, 2013, none of the investment accounts in Local Limited Partnerships had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of March 31, 2013, 2012, and 2011, the Partnership had cash equivalents of $0, $0, and $95,738, respectively.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2013, 2012, and 2011

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

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. As of March 31, 2009, all Local Limited Partnerships were not considered to have any residual value in consideration of the current economic circumstances. For the years ended March 31, 2013, 2012, and 2011, impairment loss related to investments in Local Limited Partnerships was $1,016,943, $848,299, and $940,725, respectively.

Impact of Recent Accounting Pronouncements

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

In May 2011, the FASB issued an update to existing guidance related to fair value measurements on how to measure fair value and what disclosures to provide about fair value measurements. For fair value measurements categorized as level 3, a reporting entity should disclose quantitative information of the unobservable inputs and assumptions, a description of the valuation processes and annual periods beginning after December 15, 2011. The adoption of this update did not materially affect the Partnership’s financial statements.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2013, 2012, and 2011

NOTE 2 – INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

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

The Partnership’s investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2013 and 2012 are approximately $4,875,000 and $3,859,000, respectively, less than the Partnership’s equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined condensed financial statements presented below. This difference is primarily due to acquisition, selection, and other costs related to the acquisition of the investments which have been capitalized in the Partnership’s investment account, impairment losses recorded in the Partnership’s investment account and capital contributions payable to the Local Limited Partnerships which were netted against partner capital in the Local Limited Partnership’s financial statements.

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. As of March 31, 2009, all Local Limited Partnerships were not considered to have any residual value in consideration of the current economic circumstances. For the years ended March 31, 2013, 2012, and 2011, impairment loss related to investments in Local Limited Partnerships was $1,016,943, $848,299, and $940,725, respectively.

The following is a summary of the equity method activity of the investments in the Local Limited Partnerships for the periods presented:

	For The Years Ended March 31,
	2013	2012	2011

Investments per balance sheet, beginning of period	$3,015,489	4,208,365	$5,599,397
Impairment loss	(1,016,943)	(848,299)	(940,725)
Equity in losses of Local Limited Partnerships	(291,873)	(340,344)	(442,916)
Distributions received from Local Limited Partnerships	(8,404)	-	(7,391)
Tax credit adjustment	-	(4,233)	-

Investment per balance sheet, end of period	$1,698,269	3,015,489	$4,208,365

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2013, 2012, and 2011

NOTE 2 – INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

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

COMBINED CONDENSED BALANCE SHEETS

	2012	2011
ASSETS
Buildings and improvements (net of accumulated depreciation as of December 31, 2012 and 2011, of $5,150,000 and $4,577,000, respectively)	$14,188,000	$14,737,000
Land	1,067,000	1,067,000
Other assets	1,509,000	1,357,000
Total assets	$16,764,000	$17,161,000

LIABILITIES
Mortgage payable	$8,113,000	$8,185,000
Due to affiliates	277,000	262,000
Other liabilities	230,000	237,000

Total liabilities	8,620,000	8,684,000

PARTNERS’ EQUITY
WNC Housing Tax Credit Fund VI, L.P., Series 10	6,573,000	6,874,000
Other partners	1,571,000	1,603,000
Total partners’ equity	8,144,000	8,477,000
Total liabilities and partners’ equity	$16,764,000	$17,161,000

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2013, 2012, and 2011

NOTE 2 – INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2012	2011	2010

Revenues	$1,497,000	$1,539,000	$1,436,000

Expenses:
Operating expenses	1,053,000	1,080,000	1,144,000
Interest expense	150,000	220,000	151,000
Depreciation and amortization	585,000	580,000	586,000

Total expenses	1,788,000	1,880,000	1,881,000

Net loss	$(291,000)	$(341,000)	$(445,000)

Net loss allocable to the Partnership,	$(292,000)	$(340,000)	$(443,000)

Net loss recorded by the Partnership	$(292,000)	$(340,000)	$(443,000)

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

NOTE 3 – RELATED PARTY TRANSACTIONS

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2013, 2012, and 2011

NOTE 3 – RELATED PARTY TRANSACTIONS, continued

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

An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $91,656, $91,863, and $91,900 were incurred during the years ended March 31, 2013, 2012, and 2011, respectively, of which $0, $25,000, and $20,000 was paid, respectively.

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

The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $46,810, $32,395, and $11,471 during the years ended March 31, 2013, 2012, and 2011, respectively.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2013, 2012, and 2011

NOTE 3 – RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	March 31,
	2013	2012

Asset management fee payable	$701,922	$610,266
Due to affiliate	-	41
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	-	10,933

Total	$701,922	$621,240

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2014.

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31 (rounded):

	June 30	September 30	December 31	March 31
2013

Income	$-	$-	$-	$5,000

Operating expenses and loss	(1,061,000)	(33,000)	(26,000)	(24,000)

Loss from operations	(1,061,000)	(33,000)	(26,000)	(19,000)

Equity in losses of Local Limited Partnerships	(85,000)	(85,000)	(85,000)	(37,000)

Net loss	(1,146,000)	(118,000)	(111,000)	(56,000)

Net loss available to Limited Partners	(1,145,000)	(118,000)	(111,000)	(56,000)

Net loss per Partnership Unit	(87)	(9)	(8)	(5)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2013, 2012, and 2011

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), continued

	June 30	September 30	December 31	March 31
2012

Income	$2,000	$10,000	$-	$1,000

Operating expenses and loss	(990,000)	(41,000)	(24,000)	(35,000)

Loss from operations	(988,000)	(31,000)	(24,000)	(34,000)

Equity in losses of Local Limited Partnerships	(111,000)	(111,000)	(111,000)	(7,000)

Net loss	(1,099,000)	(142,000)	(135,000)	(41,000)

Net loss available to Limited Partners	(1,098,000)	(142,000)	(135,000)	(40,000)

Net loss per Partnership Unit	(83)	(11)	(10)	(3)

	June 30	September 30	December 31	March 31
2011

Income	$-	$14,000	$-	$-

Operating expenses and loss	(965,000)	(27,000)	(24,000)	(23,000)

Loss from operations	(965,000)	(13,000)	(24,000)	(23,000)

Equity in losses of Local Limited Partnerships	(97,000)	(97,000)	(97,000)	(152,000)

Net loss	(1,062,000)	(110,000)	(121,000)	(175,000)

Net loss available to Limited Partners	(1,061,000)	(110,000)	(121,000)	(175,000)

Net loss per Partnership Unit	(81)	(8)	(9)	(13)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

NONE.

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

(b)	Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2013. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures,” the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2013.

For purposes of the Securities Exchange Act of 1934, the term “material weakness” is a deficiency, or a combination of deficiencies, in a reporting company’s internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. For the reasons discussed above in this Item 9A, sub-section (a) under the caption “Disclosure Controls and Procedures,” the Partnership’s internal control over financial reporting has not been effective in permitting timely reporting of the Partnership’s financial information. Accordingly, the management of Associates believes that this inability to generate timely reports constitutes a material weakness in its internal control over financial reporting.

(c)	Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information

NONE.

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

WNC & Associates, Inc.

The Sponsor is a California corporation which was organized in 1971. Its officers and significant employees are:

Wilfred N. Cooper, Sr.	Chairman
Wilfred N. Cooper, Jr.	President, Chief Executive Officer and Secretary
Michael J. Gaber	Executive Vice President and Chief Operating Officer
David N. Shafer, Esq.	Executive Vice President
Melanie R. Wenk, CPA	Vice President – Chief Financial Officer
Darrick Metz	Senior Vice President – Originations
Christine A. Cormier	Senior Vice President – Investor Relations
Kelly Henderson	Senior Vice President – Legal Affairs
Anand Kannan	Senior Vice President – Development
Gregory S. Hand	Senior Vice President – Underwriting
Anil Advani	Senior Vice President – Private Label Funds

In addition to Wilfred N. Cooper, Sr., the directors of WNC & Associates, Inc. are Wilfred N. Cooper, Jr., Kay L. Cooper and Jennifer E. Cooper.

Wilfred N. Cooper, Sr. is the founder and Chairman of the Board of Directors of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by WNC & Associates, Inc. Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives on matters pertaining to the affordable housing industry. Mr. Cooper is a Life Director of the National Association of Home Builders (“NAHB”), a National Trustee for NAHB’s Political Action Committee, and a past Chairman of NAHB’s Multifamily Council. He is a Life Trustee of the National Housing Conference, and a co-founder and Director Emeritus of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr. is President, Chief Executive Officer, Secretary, a Director, and a member of the Investment Committee, of WNC & Associates, Inc. He is President and a Director of, and a registered principal with, WNC Capital Corporation. He has been involved in real estate investment and acquisition activities since 1988 when he joined WNC & Associates, Inc. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper serves on the Orange County Advisory Board of U.S. Bank, the Board of Trustees of NHC, the Editorial Advisory Board of Tax Credit Advisor, and the Tax Policy Council of the National Trust for Historic Preservation. He is a member of the Urban Land Institute and of Vistage International, a global network of business leaders and chief executives. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

Michael J. Gaber is an Executive Vice President, Chief Operating Officer, chair of the Investment Committee, and oversees the Property Acquisition and Investment Management groups, of WNC & Associates, Inc. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with WNC & Associates, Inc. since 1997. Prior to joining WNC & Associates, Inc., he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with a large financial institution. Mr. Gaber is a member of the Housing Credit Group of NAHB and of National Housing and Rehabilitation Association (“NH&RA”). Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in business administration – finance.

David N. Shafer is an Executive Vice President, a member of the Investment Committee, and oversees the New Markets Tax Credit group, of WNC & Associates, Inc. He is a registered representative with WNC Capital Corporation. Mr. Shafer has been active in the real estate industry since 1984. Before joining WNC & Associates, Inc. in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and past President of the California Council of Affordable Housing, a Director of the Council for Affordable and Rural Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Laws degree in taxation.

Melanie R. Wenk is Vice President – Chief Financial Officer of WNC & Associates, Inc. She oversees WNC’s corporate and partnership accounting group, which is responsible for SEC reporting and New Markets Tax Credit compliance. Prior to joining WNC in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona in 1999 with a Bachelor of Science degree in accounting.

Darrick Metz is Senior Vice President – Originations of WNC & Associates, Inc. He has been involved in multifamily property underwriting, acquisition and investment activities since 1991. Prior to joining WNC in 1999, he was employed by a Minnesota development company specializing in tax credit and market rate multifamily projects. Mr. Metz also worked with the Minnesota Housing Finance Agency (“MHFA”), where he held the position of Senior Housing Development Officer. While at MHFA, he was responsible for the allocation of tax credits, HOME funds and state loan products. Mr. Metz is active in the Qualified Allocation Plan Tax Credit Advisory Committee for the Wisconsin Housing and Economic Development Authority, a member of MHFA’s Multifamily Technical Assistance and a board member of NH&RA. He graduated from St. Cloud State University in 1993 with a Bachelor of Science degree in finance/economics.

Christine A. Cormier is Senior Vice President – Investor Relations of WNC & Associates, Inc. and oversees multi-investor fund equity raising and closings as well as the marketing group. She is a registered representative with WNC Capital Corporation. Ms. Cormier has been active in the real estate industry since 1985. Prior to joining WNC in 2008, Ms. Cormier was with another major tax credit syndicator for over 12 years where she was the Managing Director of investor relations. Ms. Cormier graduated from Bentley University in 1982 with a Bachelor of Science degree (summa cum laude) in accounting and computer science.

Kelly Henderson is Senior Vice President – Legal Affairs of WNC & Associates, Inc. She is responsible for structuring local limited partnership letters of understanding and local limited partnership agreements, coordinating closings with outside counsel and reviewing local limited partnership loan documents. Prior to joining WNC in 2006, she was Vice President – Acquisitions and Senior Counsel with a national tax credit syndicator. Ms. Henderson has been underwriting tax credit properties since 1999. She graduated from the State University of New York at Geneseo in 1993 with a Bachelor of Arts degree in political science and from the New England School of Law in 1996 with a Juris Doctor degree. She is licensed to practice law in the States of New York and Massachusetts.

Anand Kannan is Senior Vice President – Development of WNC & Associates, Inc. and leads the preservation and development teams for Community Preservation Partners, LLC. Prior to joining WNC in 2011, Mr. Kannan served as Associate Director at Vitus Group (previously Pacific Housing Advisors, Inc.), where he developed or consulted on affordable housing projects across the country. His expertise is in the acquisition and rehabilitation of existing low-income housing projects that are or will be financed by tax-exempt bonds, tax credits, and other government subsidies. Prior to his tenure at Vitus Group, Mr. Kannan was associated with Novogradac & Company LLP. Mr. Kannan graduated from the University of California at Berkeley in 2002 with a Bachelor of Arts degree in economics with an emphasis in accounting.

Gregory S. Hand is Senior Vice President – Underwriting of WNC & Associates, Inc. and oversees the property underwriting activities. Mr. Hand has been involved in real estate analysis, development and management since 1987. Prior to joining WNC in 1998, he was a portfolio asset manager with a national tax credit sponsor with responsibility for the management of $200 million in assets. Prior to that, he was a finance manager with The Koll Company and a financial analyst with The Irvine Company. Mr. Hand graduated from Iowa State University in 1987 with a Bachelor of Business Administration degree in finance.

Anil Advani is Senior Vice President – Private Label Funds of WNC & Associates, Inc. He oversees all activities pertaining to private label funds, including structuring, originations, underwriting and acquisitions. Mr. Advani has 16 years of experience in affordable housing. Prior to joining WNC in 2011 and rejoining WNC in 2013, he worked for major tax credit syndicators where he was involved in the originations, structuring, and placement to institutional investors of local limited partnership investments. Prior to that, he was associated with a major accounting firm performing due diligence reviews of tax credit investments on behalf of institutional investors. Mr. Advani graduated from the University of Texas at Austin in 1993 with a Bachelor of Arts degree in economics and from The American University – Washington College of Law in 1996 with a Juris Doctor degree.

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

For services rendered by the General Partner or an affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any such affiliate may receive an annual asset management fee not to exceed 0.5% of the invested assets of the Local Limited Partnerships, including the Partnership’s allocable share of the mortgages. The asset management fee is payable with respect to the previous calendar quarter on the first day of each calendar quarter during the year. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets. Asset management fees of $91,656, $91,863, and $91,900 were incurred during the years ended March 31, 2013, 2012, and 2011, respectively, of which $0, $25,000, and $20,000 was paid during the years ended March 31, 2013, 2012, and 2011, respectively.

Subject to a number of terms and conditions set forth in the Agreement, the General Partner and its affiliates may be entitled to compensation for services actually rendered or to be rendered in connection with (i) selecting, evaluating, structuring, negotiating and closing the Partnership’s investments in Local Limited Partnership Interests, (ii) the acquisition or development of Properties for the Local Limited Partnerships, or (iii) property management services actually rendered by the General Partner or its affiliates respecting the Properties owned by Local Limited Partnerships. The Partnership has completed its investment stage, so no compensation for the services in (i) or (ii) has been paid during the period covered by this report and none will be paid in the future. None of the services described in (iii) were rendered and no such compensation was payable for such services during the periods covered by this report.

(b)	Operating Expenses

Reimbursement to the General Partner or any of its affiliates of Operating Cash Expenses is subject to specific restrictions in Section 5.3.3 of the Partnership’s Agreement of Limited Partnership (the “Agreement,” incorporated as Exhibit 3.1 to this report). The Agreement defines “Operating Cash Expenses” as

” .. . . the amount of cash disbursed by the Partnership . . . in the ordinary course of business for the payment of its operating expenses, such as expenses for management, utilities, repair and maintenance, insurance, investor communications, legal, accounting, statistical and bookkeeping services, use of computing or accounting equipment, travel and telephone expenses, salaries and direct expenses of Partnership employees while engaged in Partnership business, and any other operational and administrative expenses necessary for the prudent operation of the Partnership. Without limiting the generality of the foregoing, Operating Cash Expenses shall include fees paid by the Partnership to any General Partner or any Affiliate of a General Partner permitted by this Agreement and the actual cost of goods, materials and administrative services used for or by the Partnership, whether incurred by a General Partner, an Affiliate of a General Partner or a non-Affiliated Person in performing the foregoing functions. As used in the preceding sentence, actual cost of goods and materials means the actual cost of goods and materials used for or by the Partnership and obtained from entities not Affiliated with a General Partner, and actual cost of administrative services means the pro rata cost of personnel (as if such persons were employees of the Partnership) associated therewith, but in no event to exceed the Competitive amount.”

The Agreement provides that no such reimbursement shall be permitted for services for which a General Partner or any of its Affiliates is entitled to compensation by way of a separate fee. Furthermore, no such reimbursement is to be made for (a) rent or depreciation, utilities, capital equipment or other such administrative items, and (b) salaries, fringe benefits, travel expenses and other administrative items incurred or allocated to any “controlling person” of a General Partner or any Affiliate of a General Partner. For the purposes of Section 5.3.4, “controlling person” includes, but is not limited to, any person, however titled, who performs functions for a General Partner or any Affiliate of a General Partner similar to those of: (1) chairman or member of the board of directors; (2) executive management, such as president, vice president or senior vice president, corporate secretary or treasurer; (3) senior management, such as the vice president of an operating division who reports directly to executive management; or (4) those holding 5% or more equity interest in such General Partner or any such Affiliate of a General Partner or a person having the power to direct or cause the direction of such General Partner or any such Affiliate of a General Partner, whether through the ownership of voting securities, by contract or otherwise.

The unpaid operating expenses reimbursable to the General Partner or its affiliates were $0, $10,933, and $1,689 for the years ended March 31, 2013, 2012 and 2011, respectively. The Partnership reimbursed the General Partner or its affiliates for operating expenses of $46,810, $32,395, and $11,471, during the years ended March 31, 2013, 2012 and 2011, respectively.

(c)	Interest in Partnership

The General Partner receives 0.1% of the Partnership’s allocated Low Income Housing Tax Credits, which approximated $1,330, for each of the years ended December 31, 2013, 2012, and 2011. The General Partner is also entitled to receive 0.1% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2013, 2012, and 2011. The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 10% and the Limited Partners 90% of any remaining proceeds. There were no such distributions of cash to the General Partner during the years ended March 31, 2013, 2012, and 2011.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

(a)	The General Partner manages all of the Partnership’s affairs. The transactions with the General Partner are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, reimbursement of expenses, and the General Partner’s interests in the Partnership, as discussed in Item 11 and in the notes to the Partnership’s financial statements.

(b)	The Partnership has no directors.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firms for the years ended March 31:

	2013	2012
Audit Fees	$21,250	$128,099
Audit-related Fees	-	-
Tax Fees	-	3,035
All Other Fees	-	-
TOTAL	$21,250	$131,134

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are pre-approved by the General Partner.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	List of financial statements included in Part II hereof

Reports of Independent Registered Public Accounting Firms.
Balance Sheets, March 31, 2013 and 2012
Statements of Operations for the years ended March 31, 2013, 2012, and 2011
Statements of Partners’ Equity (Deficit) for the years ended March 31, 2013, 2012, and 2011
Statements of Cash Flows for the years ended March 31, 2013, 2012, and 2011
Notes to Financial Statements

(a)(2)	List of Financial statement schedules included in Part IV hereof:

Schedule III, Real Estate Owned by Local Limited Partnerships

(a)(3)	Exhibits.

3.1	Articles of incorporation and by-laws: The registrant is not incorporated. The Partnership Agreement filed as Exhibit 28.1 to Form 10-K for fiscal year ended December 31, 1995 is hereby incorporated herein by reference as Exhibit 3.1.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

99.2	Financial Statements of Starlight, L.P., as of and for the years ended December 31, 2012, 2011, and 2010, together with Independent Auditors’ Report thereon; a significant subsidiary of the Partnership. (filed herewith)

99.3	Financial Statements of Humboldt Village, L.P., as of and for the year ended December 31, 2012, together with Independent Auditors’ Report thereon; a significant subsidiary of the Partnership. (filed herewith)

101.	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets at March 31, 2013 and 2012, (ii) the Statements of Operations for the years ended March 31, 2013, 2012, and 2011, (iii) the Statements of Partners’ Equity (Deficit) for the years ended March 31, 2013, 2012, and 2011, (iv) the Statements of Cash Flows for the years ended March 31, 2013, 2012, and 2011 and (v) the Notes to Financial Statements

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

WNC Housing Tax Credit Fund VI, L.P., Series 10
Real Estate Owned by Local Limited Partnerships

March 31, 2013

As of March 31, 2013				Initial Cost to Partnership			As of December 31, 2012
						Cost	Mortgage
		Total	Amount of			Capitalized	Balances of
		Investment in	Investment			Subsequent	Local
Local Limited		Local Limited	Paid to		Building &	to	Limited		Building &	Accumulated	Net Book
Partnership Name	Location	Partnership	Date	Land	Improvements	Acquisition	Partnerships	Land	Improvements	Depreciation	Value
Catoosa Senior Village, L.P.	Calhoun, Georgia	$1,997,000	$1,997,000	$456,000	$4,352,000	$11,000	$2,239,000	$456,000	$4,363,000	$1,413,000	$3,406,000

FDI-Green Manor 2003, Ltd.	Hempstead, Texas	613,000	613,000	27,000	1,734,000	48,000	1,068,000	27,000	1,782,000	386,000	1,423,000

FDI-Pine Meadows 2003, Ltd.	Prairie View, Texas	668,000	668,000	47,000	1,693,000	88,000	992,000	47,000	1,781,000	394,000	1,434,000

Humboldt Village, L.P.	Winnemucca, Nevada	1,713,000	1,713,000	79,000	4,223,000	44,000	2,250,000	79,000	4,267,000	1,061,000	3,285,000

Melodie Meadows Associates, Ltd.	Glencoe, Alabama	1,569,000	1,569,000	209,000	2,693,000	14,000	1,202,000	209,000	2,707,000	793,000	2,123,000

Starlight Place, L.P.	Americus, Georgia	3,258,000	3,258,000	249,000	4,396,000	42,000	362,000	249,000	4,438,000	1,103,000	3,584,000

		$9,818,000	$9,818,000	$1,067,000	$19,091,000	$247,000	$8,113,000	$1,067,000	$19,338,000	$5,150,000	$15,255,000

WNC Housing Tax Credit Fund VI, L.P., Series 10
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2013

	For the Year Ended December 31, 2012
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Estimated Useful Life (Years)

Catoosa Senior Village, L.P.	$287,000	$(99,000)	2003	40

FDI-Green Manor 2003, Ltd.	93,000	(48,000)	2004	40

FDI-Pine Meadows 2003, Ltd.	257,000	9,000	2004	40

Humboldt Village, L.P.	406,000	9,000	2004	40

Melodie Meadows Associates, Ltd.	161,000	(42,000)	2003	40

Starlight Place, L.P.	265,000	(120,000)	2004	40

	$1,469,000	$(291,000)

WNC Housing Tax Credit Fund VI, L.P., Series 10

Real Estate Owned by Local Limited Partnerships

March 31, 2012

As of March 31, 2012				Initial Cost to Partnership			As of December 31, 2011
						Cost	Mortgage
		Total	Amount of			Capitalized	Balances of
		Investment in	Investment			Subsequent	Local
Local Limited		Local Limited	Paid to		Building &	to	Limited		Building &	Accumulated	Net Book
Partnership Name	Location	Partnership	Date	Land	Improvements	Acquisition	Partnerships	Land	Equipment	Depreciation	Value
Catoosa Senior Village, L.P.	Calhoun, Georgia	$1,997,000	$1,997,000	$456,000	$4,352,000	$9,000	$2,253,000	$456,000	$4,361,000	$1,260,000	$3,557,000

FDI-Green Manor 2003, Ltd.	Hempstead, Texas	613,000	613,000	27,000	1,734,000	45,000	1,086,000	27,000	1,779,000	338,000	1,468,000

FDI-Pine Meadows 2003, Ltd.	Prairie View, Texas	668,000	668,000	47,000	1,693,000	73,000	1,011,000	47,000	1,766,000	343,000	1,470,000

Humboldt Village, L.P.	Winnemucca, Nevada	1,713,000	1,713,000	79,000	4,223,000	52,000	2,268,000	79,000	4,275,000	959,000	3,395,000

Melodie Meadows Associates, Ltd.	Glencoe, Alabama	1,569,000	1,569,000	209,000	2,693,000	3,000	1,202,000	209,000	2,696,000	711,000	2,194,000

Starlight Place, L.P.	Americus, Georgia	3,258,000	3,258,000	249,000	4,396,000	41,000	365,000	249,000	4,437,000	966,000	3,720,000

		$9,818,000	$9,818,000	$1,067,000	$19,091,000	$223,000	$8,185,000	$1,067,000	$19,314,000	$4,577,000	$15,804,000

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

WNC Housing Tax Credit Fund VI, L.P., Series 10
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2011

				Initial Cost to
		As of March 31, 2011		Partnership			As of December 31, 2010
						Cost	Mortgage
		Total	Amount of			Capitalized	Balances of
		Investment in	Investment			Subsequent	Local
Local Limited		Local Limited	Paid to		Building &	to	Limited		Building &	Accumulated	Net Book
Partnership Name	Location	Partnership	Date	Land	Improvements	Acquisition	Partnerships	Land	Improvements	Depreciation	Value
Catoosa Senior Village, L.P.	Calhoun, Georgia	$1,997,000	$1,997,000	$456,000	$4,352,000	$10,000	$2,267,000	$456,000	$4,362,000	$1,108,000	$3,710,000

FDI-Green Manor 2003, Ltd.	Hempstead, Texas	617,000	613,000	27,000	1,734,000	39,000	1,102,000	27,000	1,773,000	290,000	1,510,000

FDI-Pine Meadows 2003, Ltd.	Prairie View, Texas	668,000	668,000	47,000	1,693,000	68,000	1,029,000	47,000	1,761,000	293,000	1,515,000

Humboldt Village, L.P.	Winnemucca, Nevada	1,713,000	1,713,000	79,000	4,223,000	38,000	2,290,000	79,000	4,261,000	855,000	3,485,000

Melodie Meadows Associates, Ltd.	Glencoe, Alabama	1,569,000	1,569,000	209,000	2,693,000	-	1,210,000	209,000	2,693,000	630,000	2,272,000

Starlight Place, L.P.	Americus, Georgia	3,258,000	3,258,000	249,000	4,396,000	39,000	367,000	249,000	4,435,000	830,000	3,854,000

		$9,822,000	$9,818,000	$1,067,000	$19,091,000	$194,000	$8,265,000	$1,067,000	$19,285,000	$4,006,000	$16,346,000

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

Date: June 11, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date: June 11, 2013

By:	/s/ Melanie R. Wenk
Melanie R. Wenk,
Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date: June 11, 2013

By:	/s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date: June 11, 2013

By:	/s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date: June 11, 2013

