Form 10-K
period 2014-03-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 10
filed 2014-06-25
CIK 1156815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

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

NONE

PART I.

Item 1. Business

Organization

WNC Housing Tax Credit Fund VI, L.P., Series 10 (the “Partnership”) is a California Limited Partnership formed under the laws of the State of California on July 17, 2001 and commenced operations on February 28, 2003. The Partnership was formed to acquire limited partnership interests in other limited partnerships (“Local Limited Partnerships”) which own multi-family housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits”). The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes. Each Local Limited Partnership is governed by its agreement of limited partnership (the “Local Limited Partnership Agreement”).

The general partner of the Partnership is WNC & Associates, Inc. (“Associates” or the “General Partner”). The chairman and the president of Associates owns all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through the General Partner, as the Partnership has no employees of its own.

Pursuant to a supplement dated February 28, 2003 to the prospectus of the Partnership dated November 14, 2001, on March 6, 2003, the Partnership commenced a public offering of 25,000 Units of Limited Partnership Interest (“Partnership Units”) at a price of $1,000 per Partnership Unit. As of the close of the public offering, a total of 13,153 Partnership Units representing $13,119,270, net of dealer discounts of $31,220 and volume discounts of $2,510, had been sold. As of March 31, 2014, a total of 13,148 Partnership Units remain outstanding. Holders of Partnership Units are referred to herein as “Limited Partners”.

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

As a consequence of the provisions of tax law in effect for dispositions of buildings prior to August 2008, in order to avoid recapture of Low Income Housing Credits, the Partnership expected that it would not dispose of its interests in Local Limited Partnerships (“Local Limited Partnership Interests”) or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. That provision of law was amended in 2008 (i) to provide that there would be no recapture on sale of a Low Income Housing Tax Credit building during the Compliance Period if it were reasonable to expect at the time of sale that the building would continue to be operated as qualified low income housing (see “Exit Strategy” below) and (ii) to eliminate the possibility of posting a bond against potential recapture. The Partnership is not seeking to sell its Local Limited Partnership Interests. And, because of (i) the nature of the Housing Complexes and the Local Limited Partnership Interests, (ii) the difficulty of predicting the resale market for low-income housing, (iii) the current economy, and (iv) the ability of lenders to disapprove of transfer, it is not possible at this time to predict when the liquidation of the Partnership’s assets and the disposition of the proceeds, if any, in accordance with the Partnership’s Agreement of Limited Partnership dated July 17, 2001 (the “Partnership Agreement”), would occur. Furthermore, the codification of the economic substance doctrine as part of 2010 legislation has created some uncertainty about the deductibility of losses from low income housing that is not generating Low Income Housing Tax Credits, and this could have an adverse effect on the resale market for Housing Complexes and Local Limited Partnership Interests. Until a Local Limited Partnership Interest or the related Housing Complex is sold, it is anticipated that the Local General Partner would continue to operate such Housing Complex. Notwithstanding the preceding, circumstances beyond the control of the General Partner or the Local General Partners may occur during the ten-year credit delivery period and/or the Compliance Period, which would require the Partnership to approve the disposition of a Housing Complex prior to the end thereof, possibly resulting in recapture of Low Income Housing Tax Credits.

The Partnership invested in six Local Limited Partnerships, none of which have been sold or otherwise disposed of as of March 31, 2014. Each of these Local Limited Partnerships owns a single Housing Complex that is eligible for the Low Income Housing Tax Credits. Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

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

With that in mind, the General Partner is continuing its review of the Housing Complexes. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, Partnership cash flow, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them or the applicable Local Limited Partnership Interests. The objective is to wind down the Partnership after Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of at any time by the General Partner in its discretion. While liquidation of the Housing Complexes or the applicable Local Limited Partnership Interests continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2014.

The proceeds from the disposition of any Housing Complex will be used first to pay debts and other obligations per the applicable Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the partners of the Local Limited Partnership, including the Partnership, in accordance with the terms of the applicable Local Limited Partnership Agreement.

The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any amounts of cash will be distributed to the Limited Partners, as the proceeds first would be used to pay Partnership obligations and to fund reserves. Similarly, there can be no assurance that the Partnership will be able to sell its Local Limited Partnership Interests, or that cash therefrom would be available for distribution to the Limited Partners.

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

Low Income Housing Tax Credits might be less than anticipated. The Local General Partners calculate the amount of the Low Income Housing Tax Credits. No opinion of counsel will cover the calculation of the amount of Low Income Housing Tax Credits. The IRS could challenge the amount of the Low Income Housing Tax Credits claimed for any Housing Complex under any of a number of provisions set forth in Internal Revenue Code Section 42. A successful challenge by the IRS would decrease the amount of the Low Income Housing Tax Credits from the amount paid for by the Partnership. Although each Housing Complex has completed its Compliance Period, the IRS generally can audit an information income tax return for a period of three years following the filing date of the return. A determination by the IRS that the amount of Low Income Housing Tax Credits taken for an open year could result in a recapture of credits with interest. If it does, recapture will be a portion of all Low Income Housing Tax Credits taken in prior years for that Housing Complex, plus interest. During the first 11 years of the Compliance Period, non-compliance results in one-third of the Low Income Housing Tax Credits up to that point for the particular Housing Complex being recaptured, plus interest. Between years 12 and 15, the recapture is phased out ratably.

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

Any portion of a Low Income Housing Tax Credit which is allowed to a Limited Partner under such rules is then aggregated with all of the Limited Partner’s other business credits. The aggregate is then subject to the general limitation on all business credits. That limitation provides that a Limited Partner can use business credits to offset the Limited Partner’s annual tax liability equal to $25,000 plus 75% of the Limited Partner’s tax liability in excess of $25,000. However, there may be limits on the use of business credits to offset any alternative minimum tax. All of these concepts are extremely complicated.

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

Housing Complexes subsidized by other government programs are subject to additional rules which may make it difficult to operate and sell Housing Complexes. Some or all of the Housing Complexes receive or may receive government financing or operating subsidies in addition to Low Income Housing Tax Credits. The following are risks associated with some such subsidy programs:

●	Obtaining tenants for the Housing Complexes. Government regulations limit the types of people who can rent subsidized housing. These regulations may make it more difficult to rent the residential units in the Housing Complexes.

●	Obtaining rent increases. In many cases rents can only be increased with the prior approval of the subsidizing agency.

●	Limitations on cash distributions. The amount of cash that may be distributed to owners of subsidized Housing Complexes is less than the amount that could be earned by the owners of non-subsidized Housing Complexes.

●	Limitations on sale or refinancing of the Housing Complexes. A Local Limited Partnership may be unable to sell its Housing Complex or to refinance its mortgage loan without the prior approval of the lender or state allocating agency. The lender or state allocating agency may withhold such approval in the discretion of the lender or state allocating agency. Approval may be subject to conditions, including the condition that the purchaser continues to operate the property as affordable housing for terms which could be as long as 30 years or more. In addition, any prepayment of a mortgage may result in the assessment of a prepayment penalty.

●	Limitations on transfers of interests in Local Limited Partnerships. The Partnership may be unable to sell its interest in a Local Limited Partnership without the prior approval of the lender or state allocating agency. The lender or state allocating agency may withhold such approval in the discretion of the lender or state allocating agency. Approval may be subject to conditions.

●	Limitations on removal and admission of Local General Partners. The Partnership may be unable to remove a Local General Partner from a Local Limited Partnership except for cause, such as the violation of the rules of the lender or state allocating authority. Regulations may prohibit the removal of a Local General Partner or permit removal only with the prior approval of the lender. Regulations may also require approval of the admission of a successor Local General Partner even upon the death or other disability of a Local General Partner.

●	Limitations on subsidy payments. Subsidy payments may be fixed in amount and subject to annual legislative appropriations. The rental revenues of a Housing Complex, when combined with the maximum committed subsidy, may be insufficient to meet obligations. Congress or the state legislature, as the case may be, may fail to appropriate or increase the necessary subsidy. In those events, the mortgage lender could foreclose on the Housing Complex unless a workout arrangement could be negotiated.

●	Possible changes in applicable regulations. Legislation may be enacted which adversely revises provisions of outstanding mortgage loans. Such legislation has been enacted in the past.

●	Limited Partners may not receive distributions if Housing Complexes are sold. There is no assurance that Limited Partners will receive any cash distributions from the sale or refinancing of a Housing Complex. The price at which a Housing Complex is sold may not be high enough to pay the mortgage and other expenses at the Local Limited Partnership and Partnerships levels which must be paid at such time. If that happens, a Limited Partner’s return would be derived only from the Low Income Housing Tax Credits and tax losses. Similar risks apply to sales of Local Limited Partnership Interests.

Uninsured casualties could result in losses and recapture. There are casualties which are either uninsurable or not economically insurable. These include earthquakes, floods, wars and losses relating to hazardous materials or environmental matters. If a Housing Complex experienced an uninsured casualty, the Partnership could lose both its invested capital and anticipated profits in such property. Even if the casualty were an insured loss, the Local Limited Partnership might be unable to rebuild the destroyed property. A portion of prior Low Income Housing Tax Credits could be recaptured and future Low Income Housing Tax Credits could be lost if the Housing Complex were not restored within a reasonable period of time. Any liability judgments against the Local Limited Partnership could exceed available insurance proceeds or otherwise materially and adversely affect the Local Limited Partnership. The cost of liability and casualty insurance has increased in recent years. Casualty insurance has become more difficult to obtain and may require large deductible amounts.

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

The Partnership’s investment protection policies will be worthless if the net worth of the Local General Partners is not sufficient to satisfy their obligations. There is a risk that the Local General Partners will be unable to perform their financial obligations to the Partnership. The General Partner has not established a minimum net worth requirement for the Local General Partners. Rather, at the time of the Partnership’s investment, each Local General Partner demonstrated a net worth which the General Partner believed was appropriate under the circumstances. The assets of the Local General Partners are likely to consist primarily of real estate holdings and similar assets. The fair market value of these types of assets is difficult to estimate. These types of assets cannot be readily liquidated to satisfy the financial guarantees and commitments which the Local General Partners make to the Partnership. Moreover, other creditors may have claims on these assets. No escrow accounts or other security arrangements will be established to ensure performance of a Local General Partner’s obligations. The cost to enforce a Local General Partner’s obligations may be high. If a Local General Partner does not satisfy its obligations the Partnership may have no remedy, or the remedy may be limited to removing the Local General Partner as general partner of the Local Limited Partnership.

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

For each of the years ended March 31, 2014, 2013 and 2012, a loss in value of an investment in a Local Limited Partnership, other than a temporary decline, is recorded by the Partnership in its financial statements as an impairment loss. Impairment is measured by comparing the Partnership’s carrying amount in the investment to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and any estimated residual value to the Partnership. For the years ended March 31, 2014, 2013 and 2012, impairment loss related to investments in Local Limited Partnerships was $770,604, $1,016,943 and $848,299, respectively.

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

Limitations on liability of the General Partner to the Partnership. The ability of Limited Partners to sue the General Partner and its affiliates is subject to limitations. The Partnership Agreement limits the liability of the General Partner and its affiliates to the Limited Partners. The General Partner and its affiliates will not be liable to the Limited Partners for acts and omissions: performed or omitted in good faith, and performed or omitted in a manner which the General Partner reasonably believed to be within the scope of its authority and in the best interest of the Limited Partners, provided such conduct did not constitute negligence or misconduct.

Therefore, Limited Partners may be less able to sue the General Partner and its affiliates than would be the case if such provisions were not included in the Partnership Agreement.

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

The interests of Limited Partners may conflict with the interests of the General Partner and its affiliates. The General Partner and its affiliates are committed to the management of more than 100 other limited partnerships that have investments similar to those of the Partnership. The General Partner and its affiliates receive substantial compensation from the Partnership. The General Partner decides how the Partnership’s investments in Housing Complexes are managed, and when the investments will be sold. The General Partner may face a conflict in these circumstances because the General Partner’s share of fees and cash distributions from the transaction may be more or less than their expected share of fees if a Housing Complex was not sold. The Partnership has not developed any formal process for resolving conflicts of interest. However, the General Partner is subject to a fiduciary duty to exercise good faith and integrity in handling the affairs of the Partnership, and that duty will govern its actions in all such matters. Furthermore, the manner in which the Partnership can operate and sell investments is subject to substantial restrictions as outlined in the Partnership Agreement.

Anticipated future and existing cash resources of the Partnership are not sufficient to pay existing liabilities of the Partnership. However, substantially all of the existing liabilities of the Partnership are payable to the General Partner and/or its affiliates.

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner. These asset management fees payable increased by approximately $92,000, $92,000 and $67,000, for the years ended March 31, 2014, 2013 and 2012, respectively. The Partnership’s future contractual cash obligations consist of its obligations to pay future annual asset management fees and the payables due to the Local Limited Partnerships. The future annual asset management fees will equal approximately $92,000 per year through the termination of the Partnership, which must occur no later than December 31, 2062. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of the existing contractual obligations and anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2015.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the six Housing Complexes as of the dates or for the periods indicated:

WNC Housing Tax Credit Fund VI, L.P., Series 10

March 31, 2014

			As of March 31, 2014		As of December 31, 2014
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership

Catoosa Senior Village, L.P.	Calhoun, Georgia	BC Holdings, LLC	1,997,000	1,997,000	60	2,663,000	$2,224,000

FDI-Green Manor 2003, Ltd.	Hempstead, Texas	Fieser Holding, Inc.	613,000	613,000	40	839,000	1,050,000

FDI-Pine Meadows 2003, Ltd.	Prairie View, Texas	Fieser Holdings, Inc.	668,000	668,000	59	906,000	971,000

Humboldt Village, L.P.	Winnemucca, Nevada	Humboldt Village, LLC	1,713,000	1,713,000	66	2,351,000	2,222,000

Melodie Meadows Associates, Ltd.	Glencoe, Alabama	Eagle Creek Partners	1,569,000	1,569,000	40	2,135,000	1,198,000

Starlight Place, L.P.	Americus, Georgia	BC Holdings, LLC	3,258,000	3,258,000	52	4,402,000	360,000

			$9,818,000	$9,818,000	317	$13,296,000	$8,025,000

(1)	Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10 year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period. Approximately 94% of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships and allocated to the Limited Partners and General Partner and are no longer available to the Partnership’s Limited Partners.

WNC Housing Tax Credit Fund VI, L.P., Series 10

March 31, 2014

	For the Year Ended December 31, 2013
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Low Income Housing Tax Credits Allocated to Partnership

Catoosa Senior Village, L.P.	$289,000	$(96,000)	99.97%

FDI-Green Manor 2003, Ltd	100,000	(54,000)	99.98%

FDI-Pine Meadows 2003, Ltd.	167,000	(68,000)	99.98%

Humboldt Village, L.P.	411,000	2,000	92.06%

Melodie Meadows Associates, Ltd.	164,000	(33,000)	99.98%

Starlight Place, L.P.	273,000	(133,000)	99.97%

	$1,404,000	$(382,000)

WNC Housing Tax Credit Fund VI, L.P., Series 10

March 31, 2014

		Occupancy Rates As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2013	2012	2011	2010	2009

Catoosa Senior Village, L.P.	Calhoun, Georgia	BC Holdings, LLC	93%	100%	87%	90%	90%

FDI-Green Manor 2003, Ltd.	Hempstead, Texas	Fieser Holding, Inc.	55%	68%	60%	58%	83%

FDI-Pine Meadows 2003, Ltd.	Prairie View, Texas	Fieser Holdings, Inc.	51%	85%	73%	88%	90%

Humboldt Village, L.P.	Winnemucca, Nevada	Humboldt Village, LLC	92%	94%	92%	95%	97%

Melodie Meadows Associates, Ltd.	Glencoe, Alabama	Eagle Creek Partners	98%	100%	100%	100%	100%

Starlight Place, L.P.	Americus, Georgia	BC Holdings, LLC	100%	100%	98%	98%	100%

		Weighted Average	82%	92%	85%	89%	93%

Item 3. Legal Proceedings

NONE

Item 4. Mine Safety Disclosures

NOT APPLICABLE

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5a.

a)	The Partnership Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Partnership Units and none exists. Partnership Units can be assigned or otherwise transferred only if certain requirements in the Partnership Agreement are satisfied.

b)	At March 31, 2014, there were 647 Limited Partners and no assignees of Partnership Units who were not admitted as Limited Partners.

c)	The Partnership was not designed to provide operating cash distributions to Limited Partners. It is possible that the Partnership could make distributions from sale proceeds, if the Partnership is able to sell its Local Limited Partnership Interests or Housing Complexes for more than the related closing costs and any then accrued obligations of the Partnership. There can be no assurance in this regard. Any distributions would be made in accordance with the terms of the Partnership Agreement. For all periods presented there were no cash distributions to the Limited Partners.

d)	No securities are authorized for issuance by the Partnership under equity compensation plans.

e)	The Partnership does not issue common stock.

f)	No unregistered securities were sold by the Partnership during the year ended March 31, 2014.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6. Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	March 31,
	2014	2013	2012	2011	2010

ASSETS
Cash	$7,498	$44,994	$78,290	$224,152	$234,454
Investments in Local Limited Partnerships, net	664,639	1,698,269	3,015,489	4,208,365	5,599,397
Other assets	-	-	-	6,300	6,300
Total Assets	$672,137	$1,743,263	$3,093,779	$4,438,817	$5,840,151

LIABILITIES
Payables to Local Limited Partnerships	$-	$-	$-	$4,233	$4,233
Accrued fees and expenses due to General Partner and affiliates	799,168	701,922	621,240	545,133	477,993

Total Liabilities	799,168	701,922	621,240	549,366	482,226

PARTNERS’ EQUITY (DEFICIT)	(127,031)	1,041,341	2,472,539	3,889,451	5,357,925

Total Liabilities and Partners’ Equity (Deficit)	$672,137	$1,743,263	$3,093,779	$4,438,817	$5,840,151

Selected results of operations, cash flows and other information for the Partnership are as follows:

	For the Years Ended March 31,
	2014	2013	2012	2011	2010

Loss from operations (Note 1)	$(906,853)	$(1,139,340)	$(1,076,610)	$(1,025,738)	$(1,018,460)
Equity in losses of Local Limited Partnerships	(261,526)	(291,873)	(340,344)	(442,916)	(388,912)
Interest income	7	15	42	180	201

Net loss	$(1,168,372)	$(1,431,198)	$(1,416,912)	$(1,468,474)	$(1,407,171)

Net loss allocated to:
General Partner	$(1,168)	$(1,431)	$(1,417)	$(1,468)	$(1,407)

Limited Partners	$(1,167,204)	$(1,429,767)	$(1,415,495)	$(1,467,006)	$(1,405,764)

Net loss per Partnership Unit	$(88.77)	$(108.70)	$(107.62)	$(111.53)	$(106.88)

Outstanding weighted Partnership Units	13,148	13,153	13,153	13,153	13,153

Note 1 - Loss from operations for the years ended March 31, 2014, 2013, 2012, 2011 and 2010, includes a charge for impairment loss on investments in Local Limited Partnerships of $770,604, $1,016,943, $848,299, $940,725 and $919,953, respectively, (see Note 2 to the financial statements).

	For the Years Ended March 31,
	2014	2013	2012	2011	2010

Net cash provided by (used in):

Operating activities	$(38,996)	$(41,700)	$(145,862)	$(17,693)	$(10,566)
Investing activities	1,500	8,404	-	7,391	-

Net change in cash and cash equivalents	(37,496)	(33,296)	(145,862)	(10,302)	(10,566)

Cash and cash equivalents, beginning of year	44,994	78,290	224,152	234,454	245,020

Cash and cash equivalents, end of year	$7,498	$44,994	$78,290	$224,152	$234,454

Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

	2013	2012	2011	2010	2009

Federal	$81	$101	$101	$101	$101
State	-	-	-	-	-

Total	$81	$101	$101	$101	$101

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

Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure. Income tax returns filed by the Partnership are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2010 remain open.

Impact of Recent Accounting Pronouncements

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

Financial Condition

For the year ended March 31, 2014

The Partnership’s assets at March 31, 2014 consisted of $7,000 in cash and investments in Local Limited Partnerships of $665,000 (See “Method of Accounting for Investments in Local Limited Partnerships”). Liabilities at March 31, 2014 consisted of $799,000 of accrued fees and expenses due to General Partner and affiliates, (See “Future Contractual Cash Obligations” below).

Results of Operations

Year Ended March 31, 2014 Compared to Year Ended March 31, 2013 The Partnership’s net loss for the year ended March 31, 2014 was $(1,168,000), reflecting an decrease of $263,000 from the net loss experienced for the year ended March 31, 2013 of $(1,431,000). The decrease in net loss was due in part to a decrease of $246,000 in impairment loss for the year ended March 31, 2014 compared to the year ended March 31, 2013. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership compared to the current net investment balance that is being carried for the particular Local Limited Partnerships. There was also a decrease of $30,000 in equity in losses of Local Limited Partnerships. The equity in losses can vary from year to year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships. Accounting and legal fees increased by $(4,000) for the year ended March 31, 2014 compared to the year ended March 31, 2013 due to the timing of the accounting work performed. Reporting fees decreased by $(5,000) for the year ended March 31, 2014 due to the fact that Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment. There was an increase in other expenses of $(5,000) for the year ended March 31, 2014 due to the outsourcing of data entry management to increase efficiency.

Year Ended March 31, 2013 Compared to Year Ended March 31, 2012 The Partnership’s net loss for the year ended March 31, 2013 was $(1,431,000), reflecting an increase of $(14,000) from the net loss experienced for the year ended March 31, 2012 of $(1,417,000). There was a decrease of $48,000 in equity in losses of Local Limited Partnerships. The equity in losses can vary from year to year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships. There was also a $(169,000) increase in impairment loss for the year ended March 31, 2013 compared to the year ended March 31, 2012. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership compared to the current net investment balance that is being carried for the particular Local Limited Partnerships. Accounting and legal fees decreased by $113,000 for the year ended March 31, 2013 compared to the year ended March 31, 2012 due to the timing of the accounting work performed. The Partnership was past due in multiple annual and quarterly reports. All reports were brought current during the year ended March 31, 2012. Reporting fees decreased by $(8,000) for the year ended March 31, 2013 due to the fact that Local Limited Partnerships’ pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

Liquidity and Capital Resources

Year Ended March 31, 2014 Compared to Year Ended March 31, 2013 The net decrease in cash during the year ended March 31, 2014 was $(37,000) compared to a net decrease in cash for the year ended March 31, 2013 of $(33,000). During the year ended March 31, 2013 the Partnership reimbursed the General Partner or an affiliate $39,000 for operating expenses paid on its behalf compared to $47,000 reimbursed during the year ended March 31, 2013. The reimbursement of operating expenses are paid after management reviews the cash position of the Partnership. The Partnership also collected $(5,000) less in reporting fees and $(7,000) less of distributions during the year ended March 31, 2014 compared to the year ended March 31, 2013 due to the fact that Local Limited Partnerships pay the reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

Year Ended March 31, 2013 Compared to Year Ended March 31, 2012 The net decrease in cash during the year ended March 31, 2013 was $(33,000) compared to a net decrease in cash for the year ended March 31, 2012 of $(146,000). The Partnership paid no accrued asset management fees during the year ended March 31, 2013 compared to $25,000 paid during the year ended March 31, 2012. During the year ended March 31, 2013 the Partnership reimbursed the General Partner or an affiliate $47,000 for operating expenses paid on its behalf compared to $32,000 reimbursed during the year ended March 31, 2012. The accrued asset management fees and reimbursement of operating expenses are paid after management reviews the cash position of the Partnership. The Partnership also collected $8,000 more in distributions and $(8,000) less in reporting fees during the year ended March 31, 2013 compared to the year ended March 31, 2012 due to the fact that Local Limited Partnerships pay the reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment. No accounting fees were paid out directly from the Partnership during the year ended March 31, 2013, compared to $101,000 paid during the year ended March 31, 2012. This significant payment was due to the filing of all past due reports as discussed above.

Accrued payables, which consist primarily of related party asset management fees due to the General Partner, increased by approximately $97,000, $81,000 and $76,000, for the years ended March 31, 2014, 2013 and 2012, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2015.

Other Matters

FDI-Green Manor is a rehabilitated 40-unit multifamily apartment complex consisting of five two-story buildings containing one and two-bedroom units located in Hempstead, Texas. The rehabilitation began July 2004 and was completed in January 2005 and the property has achieved 100% tax credit occupancy. The Partnership’s expected last year of tax credits delivery is 2014 and the Partnership’s 15-year compliance period ends 2018.

FDI-Green Manor has not performed as anticipated and is on the watch list due to low DCR (Debt coverage ratio), low economic occupancy, and depleted reserve account. A combination of the loss of a major employer in the local area along with the lack of rental assistance has contributed to the low occupancy rate as well as a low DCR. The property management agent has been working on controlling expenses but due to the low physical occupancy, has been unable to produce a positive cash flow. Although regular deposits are being made into the replacement reserve balance, this account remains insufficient to meet the long-term needs of the property’s capital expenditures. Physical occupancy was at 50% at the end of the first quarter of 2014.

The property management agent has ramped up marketing efforts and has included price incentives that have resulted in renewed interest in the property. The Local General Partner funds the operating deficits as needed and affiliated management fees and administrative expenses have been deferred. The Partnership has submitted a servicing work out plan that has been submitted to Rural Development for approval.

Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2014:

	2015	2016	2017	2018	2019	Thereafter	Total

Asset management fees(1)	$890,824	$91,656	$91,656	$91,656	$91,656	$3,941,208	$5,198,656
Total contractual cash obligations	$890,824	$91,656	$91,656	$91,656	$91,656	$3,941,208	$5,198,656

(1)	Asset management fees are payable annually until termination of the Partnership, which is to occur no later than December 31, 2062. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes owned at March 31, 2014 until December 31, 2062. Amounts due to the General Partner as of March 31, 2014 have been included in the 2015 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 10

We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund VI, L.P., Series 10 (the “Partnership”) as of March 31, 2014 and 2013, and the related statements of operations, partners’ equity (deficit), and cash flows for the years then ended. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Local Limited Partnerships which investments represent $549,210 and $1,343,460 of the total Partnership assets as of March 31, 2014 and 2013, respectively, and $132,713 and $111,809, respectively, of the total Partnership loss for the year then ended. Those statements were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to those Local Limited Partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 10 as of March 31, 2014 and 2013 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 15(a)(2) in the index related to the years ended March 31, 2014 and 2013 is presented for the purpose of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied to the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ CohnReznick LLP

Bethesda, Maryland
June 25, 2014

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Partners

WNC Housing Tax Credit Fund VI, L.P., Series 10

We have audited the accompanying statements of operations, partners’ equity (deficit) and cash flows of WNC Housing Tax Credit Fund VI, L.P., Series 10 (the Partnership) for the year ended March 31, 2012. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of certain Local Limited Partnerships which represent $107,108 of the total Partnership loss for the year ended March 31, 2012. Those statements were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to those Local Limited Partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, WNC Housing Tax Credit Fund VI, L.P., Series 10’s results of its operations and its cash flows for the year ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 15(a)(2) in the index related to year above are presented for the purpose of complying with the Securities and Exchange Commission’s rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied to the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C

Bethesda, Maryland
June 20, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Starlight Place, LP

Americus, Georgia

We have audited the accompanying financial statements of Starlight Place, LP, USDA Rural Development Case No. 02-0546282, as of December 31, 2013 and the related statements of operations, changes in partners’ equity and cash flows for the year ended December 31, 2013. Starlight Place, LP’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Starlight Place, LP as of December 31, 2013 and the result of its operations and its cash flows for the year ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 14, 2014 on our consideration of Starlight Place, LP’s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Metairie, Louisiana
February 14, 2014

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

/s/ Child, Van Wagoner & Bradshaw, PLLC.

Kaysville, Utah
February 16, 2012

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10

(A California Limited Partnership)

BALANCE SHEETS

	March 31,
	2014	2013
ASSETS
Cash	$7,498	$44,994
Investments in Local Limited Partnerships, net (Notes 2 and 3)	664,639	1,698,269

Total Assets	$672,137	$1,743,263

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$799,168	$701,922

Total Liabilities	799,168	701,922

Partners’ Equity (Deficit)
General Partner	(11,470)	(10,302)
Limited Partners (25,000 Partnership Units authorized; 13,148 and 13,153, respectively, Partnership Units issued and outstanding)	(115,561)	1,051,643

Total Partners’ Equity (Deficit)	(127,031)	1,041,341

Total Liabilities and Partners’ Equity (Deficit)	$672,137	$1,743,263

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10

(A California Limited Partnership)

STATEMENTS OF OPERATIONS

For the years ended March 31, 2014, 2013 and 2012

	For the Years Ended March 31
	2014	2013	2012

Operating income:
Reporting fees	$-	$5,094	$12,993
Other income	-	41	-
Total operating income	-	5,135	12,993

Operating expenses and loss:
Asset management fees (Note 3)	91,656	91,656	91,863
Impairment loss (Note 2)	770,604	1,016,943	848,299
Accounting and legal fees	30,001	26,458	138,645
Other	14,592	9,418	10,796
Total operating expenses and loss	906,853	1,144,475	1,089,603

Loss from operations	(906,853)	(1,139,340)	(1,076,610)

Equity in losses of Local Limited Partnerships (Note 2)	(261,526)	(291,873)	(340,344)

Interest income	7	15	42

Net loss	$(1,168,372)	$(1,431,198)	$(1,416,912)

Net loss allocated to:
General Partner	$(1,168)	$(1,431)	$(1,417)
Limited Partners	$(1,167,204)	$(1,429,767)	$(1,415,495)

Net loss per Partnership Unit	$(88.77)	$(108.70)	$(107.62)

Outstanding weighted Partnership Units	13,148	13,153	13,153

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10

(A California Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

For the Years Ended March 31, 2014, 2013 and 2012

	General Partner	Limited Partners	Total

Partners’ equity (deficit) at March 31, 2011	$(7,454)	$3,896,905	$3,889,451

Net loss	(1,417)	(1,415,495)	(1,416,912)

Partners’ equity (deficit) at March 31, 2012	(8,871)	2,481,410	2,472,539

Net loss	(1,431)	(1,429,767)	(1,431,198)

Partners’ equity (deficit) at March 31, 2013	(10,302)	1,051,643	1,041,341

Net loss	(1,168)	(1,167,204)	(1,168,372)

Partners’ deficit at March 31, 2014	$(11,470)	$(115,561)	$(127,031)

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10

(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

For the Years Ended March 31, 2014, 2013 and 2012

	For The Years Ended March 31,
	2014	2013	2012

Cash flows from operating activities:
Net loss	$(1,168,372)	$(1,431,198)	$(1,416,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss	770,604	1,016,943	848,299
Decrease in other assets	-	-	6,300
Equity in losses of Local Limited Partnerships	261,526	291,873	340,344
Increase in accrued fees and expenses due to General Partner and affiliates	97,246	80,682	76,107

Net cash used in operating activities	(38,996)	(41,700)	(145,862)

Cash flows from investing activities:
Distributions received from Local Limited Partnerships	1,500	8,404	-

Net cash provided by investing activities	1,500	8,404	-

Net decrease in cash	(37,496)	(33,296)	(145,862)

Cash, beginning of year	44,994	78,290	224,152

Cash, end of year	$7,498	$44,994	$78,290

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-	$800

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES:

The Partnership decreased its investments in Local Limited Partnerships and payables to Local Limited Partnerships for tax credit adjusters	$-	$-	$4,233

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2014, 2013 and 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

WNC Housing Tax Credit Fund VI, L.P., Series 10 (the “Partnership”) is a California Limited Partnership formed under the laws of the State of California on July 17, 2001, and commenced operations on February 28, 2003. The Partnership was formed to acquire limited partnership interests in other limited partnerships (“Local Limited Partnerships”) which own multi-family housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits”). The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes. Each Local Limited Partnership is governed by its agreement of limited partnership (the “Local Limited Partnership Agreement”).

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

The partnership agreement authorized the sale of up to 25,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units has concluded, and 13,153 Partnership Units representing subscriptions in the amount of $13,119,270, net of dealer discounts of $31,220 and volume discounts of $2,510, had been accepted. As of March 31, 2014, a total of 13,148 Partnership Units remain outstanding. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the “Limited Partners”) in the Partnership will be allocated the remaining 99.9% of these items in proportion to their respective investments.

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

For the Years Ended March 31, 2014, 2013 and 2012

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2015.

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

For the Years Ended March 31, 2014, 2013 and 2012

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2014.

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

For the Years Ended March 31, 2014, 2013 and 2012

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

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of March 31, 2014, four of the investment accounts in Local Limited Partnerships had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of March 31, 2014, 2013 and 2012, the Partnership had no cash equivalents.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2014, 2013 and 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Net Loss Per Partnership Unit

Net loss per Partnership Unit includes no dilution and is computed by dividing loss allocated to Limited Partners by the weighted average Partnership Units outstanding during the period. Calculation of diluted net loss per Partnership Unit is not required.

Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure. Income tax returns filed by the Partnership are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2010 remain open.

Revenue Recognition

The Partnership is entitled to receive reporting fees from the Local Limited Partnerships. The intent of the reporting fees is to offset (in part) administrative costs incurred by the Partnership in corresponding with the Local Limited Partnerships. Due to the uncertainty of the collection of these fees, the Partnership recognizes reporting fees as collections are made.

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the years ended March 31, 2014, 2013 and 2012, impairment loss related to investments in Local Limited Partnerships was $770,604, $1,016,943 and $848,299, respectively.

Impact of Recent Accounting Pronouncements

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

For the Years Ended March 31, 2014, 2013 and 2012

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

The Partnership’s investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2014 and 2013 are approximately $5,521,000 and $4,875,000, respectively, less than the Partnership’s equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined condensed financial statements presented below. This difference is primarily due to acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership’s investment account, impairment losses recorded in the Partnership’s investment account and capital contributions payable to the Local Limited Partnerships which were netted against partner capital in the Local Limited Partnership’s financial statements.

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the years ended March 31, 2014, 2013 and 2012, impairment loss related to investments in Local Limited Partnerships was $770,604, $1,016,943 and $848,299, respectively.

At March 31, 2014 and 2013 the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership’s estimate of its share of losses for the years ended March 31, 2014, 2013, and 2012 amounting to approximately $121,000, $0, and $0, respectively, have not been recognized. As of March 31, 2014, the aggregate share of net losses not recognized by the Partnership amounted to approximately $121,000.

The following is a summary of the equity method activity of the investments in the Local Limited Partnerships for the periods presented:

	For The Years Ended March 31,
	2014	2013	2012

Investments per balance sheet, beginning of period	$1,698,269	$3,015,489	$4,208,365
Impairment loss	(770,604)	(1,016,943)	(848,299)
Equity in losses of Local Limited Partnerships	(261,526)	(291,873)	(340,344)
Distributions received from Local Limited Partnerships	(1,500)	(8,404)	-
Tax credit adjustment	-	-	(4,233)

Investment per balance sheet, end of period	$664,639	$1,698,269	$3,015,489

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2014, 2013 and 2012

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

COMBINED CONDENSED BALANCE SHEETS

	2013	2012
ASSETS
Buildings and improvements (net of accumulated depreciation as of December 31, 2013 and 2012, of $5,719,000 and $5,150,000, respectively)	$13,657,000	$14,188,000
Land	1,067,000	1,067,000
Other assets	1,546,000	1,509,000
Total assets	$16,270,000	$16,764,000

LIABILITIES
Mortgage payable	$8,025,000	$8,113,000
Due to affiliates	261,000	277,000
Other liabilities	264,000	230,000

Total liabilities	8,550,000	8,620,000

PARTNERS’ EQUITY
WNC Housing Tax Credit Fund VI, L.P., Series 10	6,186,000	6,573,000
Other partners	1,534,000	1,571,000
Total partners’ equity	7,720,000	8,144,000
Total liabilities and partners’ equity	$16,270,000	$16,764,000

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2014, 2013 and 2012

NOTE 2 – INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2013	2012	2011

Revenues	$1,479,000	$1,497,000	$1,539,000

Expenses:
Operating expenses	195,000	1,053,000	1,080,000
Interest expense	574,000	150,000	220,000
Depreciation and amortization	1,092,000	585,000	580,000

Total expenses	1,861,000	1,788,000	1,880,000

Net loss	$(382,000)	$(291,000)	$(341,000)

Net loss allocable to the Partnership,	$(382,000)	$(292,000)	$(340,000)

Net loss recorded by the Partnership	$(262,000)	$(292,000)	$(340,000)

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

Troubled Housing Complexes

FDI-Green Manor is a rehabilitated 40-unit multifamily apartment complex consisting of five two-story buildings containing one and two-bedroom units located in Hempstead, Texas. The rehabilitation began July 2004 and was completed in January 2005 and the property has achieved 100% tax credit occupancy. The Partnership’s expected last year of tax credits delivery is 2014 and the Partnership’s 15-year compliance period ends 2018.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2014, 2013 and 2012

NOTE 2 – INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

FDI-Green Manor has not performed as anticipated and is on the watch list due to low DCR (Debt coverage ratio), low economic occupancy, and depleted reserve account. A combination of the loss of a major employer in the local area along with the lack of rental assistance has contributed to the low occupancy rate as well as a low DCR. The property management agent has been working on controlling expenses but due to the low physical occupancy, has been unable to produce a positive cash flow. Although regular deposits are being made into the replacement reserve balance, this account remains insufficient to meet the long-term needs of the property’s capital expenditures. Physical occupancy was at 50% at the end of the first quarter of 2014.

The property management agent has ramped up marketing efforts and has included price incentives that have resulted in renewed interest in the property. The Local General Partner funds the operating deficits as needed and affiliated management fees and administrative expenses have been deferred. The Partnership has submitted a servicing work out plan that has been submitted to Rural Development for approval.

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

An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $91,656, $91,656 and $91,863, were incurred during the years ended March 31, 2014, 2013 and 2012, respectively, of which $0, $0 and $25,000, was paid, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2014, 2013 and 2012

NOTE 3 – RELATED PARTY TRANSACTIONS, continued

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

The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements paid were $39,003, $46,810 and $32,395, during the years ended March 31, 2014, 2013 and 2012, respectively.

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

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	March 31,
	2014	2013

Asset management fee payable	$793,578	$701,922
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	5,590	-

Total	$799,168	$701,922

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2015.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2014, 2013 and 2012

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31 (rounded):

	June 30	September 30	December 31	March 31
2014

Income	$-	$-	$-	$-

Operating expenses and loss	803,000	44,000	28,000	32,000

Loss from operations	(803,000)	(44,000)	(28,000)	(32,000)

Equity in losses of Local Limited Partnerships	(73,000)	(38,000)	(38,000)	(112,000)

Net loss	(876,000)	(82,000)	(66,000)	(144,000)

Net loss available to Limited Partners	(875,000)	(82,000)	(66,000)	(144,000)

Net loss per Partnership Unit	(66)	(6)	(5)	(12)

	June 30	September 30	December 31	March 31
2013

Income	$-	$-	$-	$5,000

Operating expenses and loss	(1,061,000)	(33,000)	(26,000)	(24,000)

Loss from operations	(1,061,000)	(33,000)	(26,000)	(19,000)

Equity in losses of Local Limited Partnerships	(85,000)	(85,000)	(85,000)	(37,000)

Net loss	(1,146,000)	(118,000)	(111,000)	(56,000)

Net loss available to Limited Partners	(1,145,000)	(118,000)	(111,000)	(56,000)

Net loss per Partnership Unit	(87)	(9)	(8)	(5)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2014, 2013 and 2012

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

(b)	Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2014. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures,” the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2014.

For purposes of the Securities Exchange Act of 1934, the term “material weakness” is a deficiency, or a combination of deficiencies, in a reporting company’s internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. For the reasons discussed above in this Item 9A, sub-section (a) under the caption “Evaluation of disclosure controls and procedures,” the Partnership’s internal control over financial reporting has not been effective in permitting timely reporting of the Partnership’s financial information. Accordingly, the management of Associates believes that this inability to generate timely reports constitutes a material weakness in its internal control over financial reporting.

(c)	Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information

NONE

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

(a)	Identification of Directors, (b) Identification of Executive Officers, (c) Identification of Certain Significant Employees, (d) Family Relationships, and (e) Business Experience

The Partnership has no directors, executives officers or employees of its own. The business of the Partnership is conducted primarily through Associates. Associates is a California corporation which was organized in 1971. The following biographical information is presented for the officers and employees of Associates with principal responsibility for the Partnership’s affairs.

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

In addition to Wilfred N. Cooper, Sr., the directors of WNC & Associates, Inc. are Wilfred N. Cooper, Jr., Kay L. Cooper and Jennifer E. Cooper.

Wilfred N. Cooper, Sr. is the founder and Chairman of the Board of Directors of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by WNC & Associates, Inc. Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of WNC& Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives on matters pertaining to the affordable housing industry. Mr. Cooper is a Life Director of the National Association of Home Builders (“NAHB”), a National Trustee for NAHB’s Political Action Committee, and a past Chairman of NAHB’s Multifamily Council. He is a Life Trustee of the National Housing Conference, and a co-founder and Director Emeritus of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

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

For services rendered by the General Partner or an affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any such affiliate may receive an annual asset management fee not to exceed 0.5% of the invested assets of the Local Limited Partnerships, including the Partnership’s allocable share of the mortgages. The asset management fee is payable with respect to the previous calendar quarter on the first day of each calendar quarter during the year. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets. Asset management fees of $91,656, $91,656 and $91,863, were incurred during the years ended March 31, 2014, 2013 and 2012, respectively, of which $0, $0 and $25,000, was paid during the years ended March 31, 2014, 2013 and 2012, respectively.

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

Reimbursement to the General Partner or any of its affiliates of Operating Cash Expenses is subject to specific restrictions in Section 5.3.3 of the Partnership’s Agreement of Limited Partnership (the “Agreement,” incorporated as Exhibit 3.1 to this report). The Agreement defines “Operating Cash Expenses” as

” . . . the amount of cash disbursed by the Partnership . . . in the ordinary course of business for the payment of its operating expenses, such as expenses for management, utilities, repair and maintenance, insurance, investor communications, legal, accounting, statistical and bookkeeping services, use of computing or accounting equipment, travel and telephone expenses, salaries and direct expenses of Partnership employees while engaged in Partnership business, and any other operational and administrative expenses necessary for the prudent operation of the Partnership. Without limiting the generality of the foregoing, Operating Cash Expenses shall include fees paid by the Partnership to any General Partner or any Affiliate of a General Partner permitted by this Agreement and the actual cost of goods, materials and administrative services used for or by the Partnership, whether incurred by a General Partner, an Affiliate of a General Partner or a non-Affiliated Person in performing the foregoing functions. As used in the preceding sentence, actual cost of goods and materials means the actual cost of goods and materials used for or by the Partnership and obtained from entities not Affiliated with a General Partner, and actual cost of administrative services means the pro rata cost of personnel (as if such persons were employees of the Partnership) associated therewith, but in no event to exceed the Competitive amount.”

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

The unpaid operating expenses reimbursable to the General Partner or its affiliates were $5,590, $0 and $10,933, for the years ended March 31, 2014, 2013 and 2012, respectively. The Partnership reimbursed the General Partner or its affiliates for operating expenses of $39,003, $46,810 and $32,395, during the years ended March 31, 2014, 2013 and 2012, respectively.

(c)	Interest in Partnership

The General Partner receives 0.1% of the Partnership’s allocated Low Income Housing Tax Credits, which approximated $1,059, $1,330 and $1,330, for each of the years ended December 31, 2013, 2012 and 2011. The General Partner is also entitled to receive 0.1% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2014, 2013 and 2012. The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 10% and the Limited Partners 90% of any remaining proceeds. There were no such distributions of cash to the General Partner during the years ended March 31, 2014, 2013 and 2012.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

(a)	The General Partner manages all of the Partnership’s affairs. The transactions with the General Partner are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, reimbursement of expenses, and the General Partner’s interests in the Partnership, as discussed in Item 11 and in the notes to the Partnership’s financial statements.

(b)	The Partnership has no directors.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firms for the years ended March 31:

	2014	2013
Audit Fees	$22,450	$21,250
Audit-related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$22,450	$21,250

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are preapproved by the General Partner.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	List of financial statements included in Part II hereof

Reports of Independent Registered Public Accounting Firms

Balance Sheets, March 31, 2014 and 2013

Statements of Operations for the years ended March 31, 2014, 2013 and 2012

Statements of Partners’ Equity (Deficit) for the years ended March 31, 2014, 2013 and 2012

Statements of Cash Flows for the years ended March 31, 2014, 2013 and 2012

Notes to Financial Statements

(a)(2)	List of Financial statement schedules included in Part IV hereof:

Schedule III, Real Estate Owned by Local Limited Partnerships

(a)(3)	Exhibits.

3.1	Articles of incorporation and by-laws: The registrant is not incorporated. The Partnership Agreement filed as Exhibit 28.1 to Form 10-K for fiscal year ended December 31, 1995 is hereby incorporated herein by reference as Exhibit 3.1.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

99.2	Financial Statements of Starlight, L.P., as of and for the years ended December 31, 2013, 2012 and 2011, together with Independent Auditors’ Report thereon; a significant subsidiary of the Partnership. (filed herewith)

99.3	Financial Statements of Humboldt Village, L.P., as of and for the year ended December 31, 2012, together with Independent Auditors’ Report thereon; a significant subsidiary of the Partnership. (filed herewith)

101.	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets at March 31, 2014 and 2013, (ii) the Statements of Operations for the years ended March 31, 2014, 2013 and 2012, (iii) the Statements of Partners’ Equity (Deficit) for the years ended March 31, 2014, 2013 and 2012, (iv) the Statements of Cash Flows for the years ended March 31, 2014, 2013 and 2012 and (v) the Notes to Financial Statements

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

WNC Housing Tax Credit Fund VI, L.P., Series 10

Real Estate Owned by Local Limited Partnerships

March 31, 2014

As of March 31, 2014				Initial Cost to Partnership			As of December 31, 2013
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value
Catoosa Senior Village, L.P.	Calhoun, Georgia	$1,997,000	$1,997,000	$456,000	$4,352,000	$10,000	$2,224,000	$456,000	$4,362,000	$1,564,000	$3,254,000

FDI-Green Manor 2003, Ltd.	Hempstead, Texas	613,000	613,000	27,000	1,734,000	50,000	1,050,000	27,000	1,784,000	435,000	1,376,000

FDI-Pine Meadows 2003, Ltd.	Prairie View, Texas	668,000	668,000	47,000	1,693,000	118,000	971,000	47,000	1,811,000	446,000	1,412,000

Humboldt Village, L.P.	Winnemucca, Nevada	1,713,000	1,713,000	79,000	4,223,000	44,000	2,222,000	79,000	4,267,000	1,169,000	3,177,000

Melodie Meadows Associates, Ltd.	Glencoe, Alabama	1,569,000	1,569,000	209,000	2,693,000	20,000	1,198,000	209,000	2,713,000	864,000	2,058,000

Starlight Place, L.P.	Americus, Georgia	3,258,000	3,258,000	249,000	4,396,000	43,000	360,000	249,000	4,439,000	1,241,000	3,447,000

		$9,818,000	$9,818,000	$1,067,000	$19,091,000	$285,000	$8,025,000	$1,067,000	$19,376,000	$5,719,000	$14,724,000

WNC Housing Tax Credit Fund VI, L.P., Series 10

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2014

	For the Year Ended December 31, 2013
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Estimated Useful Life (Years)

Catoosa Senior Village, L.P.	$289,000	$(96,000)	2003	40

FDI-Green Manor 2003, Ltd.	100,000	(54,000)	2004	40

FDI-Pine Meadows 2003, Ltd.	167,000	(68,000)	2004	40

Humboldt Village, L.P.	411,000	2,000	2004	40

Melodie Meadows Associates, Ltd.	164,000	(33,000)	2003	40

Starlight Place, L.P.	273,000	(133,000)	2004	40

	$1,404,000	$(382,000)

WNC Housing Tax Credit Fund VI, L.P., Series 10

Real Estate Owned by Local Limited Partnerships

March 31, 2013

As of March 31, 2013				Initial Cost to Partnership			As of December 31, 2012
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value
Catoosa Senior Village, L.P.	Calhoun, Georgia	$1,997,000	$1,997,000	$456,000	$4,352,000	$11,000	$2,239,000	$456,000	$4,363,000	$1,413,000	$3,406,000

FDI-Green Manor 2003, Ltd.	Hempstead, Texas	613,000	613,000	27,000	1,734,000	48,000	1,068,000	27,000	1,782,000	386,000	1,423,000

FDI-Pine Meadows 2003, Ltd.	Prairie View, Texas	668,000	668,000	47,000	1,693,000	88,000	992,000	47,000	1,781,000	394,000	1,434,000

Humboldt Village, L.P.	Winnemucca, Nevada	1,713,000	1,713,000	79,000	4,223,000	44,000	2,250,000	79,000	4,267,000	1,061,000	3,285,000

Melodie Meadows Associates, Ltd.	Glencoe, Alabama	1,569,000	1,569,000	209,000	2,693,000	14,000	1,202,000	209,000	2,707,000	793,000	2,123,000

Starlight Place, L.P.	Americus, Georgia	3,258,000	3,258,000	249,000	4,396,000	42,000	362,000	249,000	4,438,000	1,103,000	3,584,000

		$9,818,000	$9,818,000	$1,067,000	$19,091,000	$247,000	$8,113,000	$1,067,000	$19,338,000	$5,150,000	$15,255,000

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

Date: June 25, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date: June 25, 2014

By:	/s/ Melanie R. Wenk
Melanie R. Wenk,
Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date: June 25, 2014

By:	/s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date: June 25, 2014

By:	/s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date: June 25, 2014

