Form 10-Q
period 2014-09-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 10
filed 2014-11-13
CIK 1156815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

(A California Limited Partnership)

INDEX TO FORM 10-Q

For the quarterly period ended September 30, 2014

2

Part I. Financial Information

Item 1. Financial Statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2014	March 31, 2014
ASSETS

Cash	$10,100	$7,498
Investments in Local Limited Partnerships, net (Note 2)	178,519	664,639

Total Assets	$188,619	$672,137

LIABILITIES AND PARTNERS’ DEFICIT

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$869,068	$799,168

Total Liabilities	869,068	799,168

Partners’ Deficit:
General Partner	(12,023)	(11,470)
Limited Partners (25,000 Partnership Units authorized; 13,148 Partnership Units issued and outstanding)	(668,426)	(115,561)

Total Partners’ Deficit	(680,449)	(127,031)

Total Liabilities and Partners’ Deficit	$188,619	$672,137

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended September 30, 2014 and 2013

(Unaudited)

	2014		2013
	Three	Six	Three	Six
	Months	Months	Months	Months

Operating income:
Reporting fees	$1,000	$1,000	$-	$-

Total operating income	1,000	1,000	-	-

Operating expenses and loss:
Asset management fees (Note 3)	22,914	45,828	22,975	45,828
Impairment loss (Note 1)	-	413,639	-	770,604
Legal and accounting fees	22,100	22,100	17,650	22,560
Other	5,272	6,972	3,944	8,112

Total operating expenses and loss	50,286	488,539	44,569	847,104

Loss from operations	(49,286)	(487,539)	(44,569)	(847,104)

Equity in losses of Local Limited Partnerships (Note 2)	(33,179)	(65,879)	(37,665)	(110,634)

Interest income	-	-	2	4

Net loss	$(82,465)	$(553,418)	$(82,232)	$(957,734)

Net loss allocated to:
General Partner	$(82)	$(553)	$(82)	$(958)

Limited Partners	$(82,383)	$(552,865)	$(82,150)	$(956,776)

Net loss per Partnership Unit	$(6)	$(42)	$(6)	$(73)

Outstanding weighted Partnership Units	13,148	13,148	13,153	13,153

See accompanying notes to condensed financial statements

F-2

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10

(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ DEFICIT

For the Six Months Ended September 30, 2014

(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2014	$(11,470)	$(115,561)	$(127,031)

Net loss	(553)	(552,865)	(553,418)

Partners’ deficit at September 30, 2014	$(12,023)	$(668,426)	$(680,449)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2014 and 2013

(Unaudited)

	2014	2013
Cash flows from operating activities:
Net loss	$(553,418)	$(957,734)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss	413,639	770,604
Equity in losses of Local Limited Partnerships	65,879	110,634
Increase in accrued fees and expenses due to General Partner and affiliates	69,900	68,072

Net cash used in operating activities	(4,000)	(8,424)

Cash flows from investing activities:
Distributions received from Local Limited Partnerships	6,602	1,500

Net cash provided by investing activities	6,602	1,500

Net increase (decrease) in cash	2,602	(6,924)

Cash, beginning of period	7,498	44,994

Cash, end of period	$10,100	$38,070

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended September 30, 2014

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2015. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-K for the fiscal year ended March 31, 2014.

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

The partnership agreement authorized the sale of up to 25,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units has concluded, and 13,153 Partnership Units representing subscriptions in the amount of $13,119,270, net of dealer discounts of $31,220 and volume discounts of $2,510, had been accepted. As of September 30, 2014 and March 31, 2014, a total of 13,148 Partnership Units remain outstanding. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the “Limited Partners”) in the Partnership will be allocated the remaining 99.9% of these items in proportion to their respective investments.

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

For the Quarterly Period Ended September 30, 2014

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

For the Quarterly Period Ended September 30, 2014

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2015.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2014.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2014

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

“Equity in losses of Local Limited Partnerships” for each of the periods ended September 30, 2014 and 2013, respectively has been recorded by the Partnership. Management’s estimate for the three and six-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of September 30, 2014, five investment accounts in Local Limited Partnerships had reached a zero balance.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2014

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

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the six months ended September 30, 2014 and 2013, impairment loss related to investments in Local Limited Partnerships was $413,639 and $770,604, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2014

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

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Six Months Ended September 30, 2014	For the Year Ended March 31, 2014
Investments per balance sheet, beginning of period	$664,639	$1,698,269
Impairment loss	(413,639)	(770,604)
Distributions received from Local Limited Partnership	(6,602)	(1,500)
Equity in losses of Local Limited Partnerships	(65,879)	(261,526)
Investments per balance sheet, end of period	$178,519	$664,639

Selected financial information for the six months ended September 30, 2014 and 2013 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2014	2013
Revenues	$739,000	$749,000
Expenses:
Interest expense	97,000	75,000
Depreciation and amortization	287,000	292,000
Operating expenses	546,000	526,000
Total expenses	930,000	893,000

Net loss	$(191,000)	$(144,000)

Net loss allocable to the Partnership	$(191,000)	$(146,000)

Net loss recorded by the Partnership	$(66,000)	$(111,000)

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

For the Quarterly Period Ended September 30, 2014

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)	An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $45,828 were incurred during the six months ended September 30, 2014 and 2013. No payments of those fees were made during the six months ended September 30, 2014 and 2013.

(b)	A subordinated disposition fee in an amount equal to 1% of the sale price of real estate sold by the Local Limited Partnerships. Payment of this fee is subordinated to the Limited Partners receiving distributions equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and is payable only if services are rendered in the sales effort. No such fee was incurred for all periods presented.

(c)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $5,000 and $8,428 during the six months ended September 30, 2014 and 2013, respectively.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	September 30, 2014	March 31, 2014

Asset management fee payable	$839,406	$793,578
Expenses paid by the General Partner or its affiliates on behalf of the Partnership	29,662	5,590
Total	$869,068	$799,168

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2014 and 2013, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at September 30, 2014 consisted of $10,000 in cash and aggregate investments in Local Limited Partnerships of $179,000. Liabilities at September 30, 2014 consisted of $869,000 of accrued fees and expenses due to General Partner and affiliates.

Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013. The Partnership’s net loss for the three months ended September 30, 2014 was $82,000, reflecting no change from the net loss of $82,000 for the three months ended September 30, 2013. There was a $4,000 increase in legal and accounting fees due to the timing of the accounting work performed for the three months ended September 30, 2014. The Partnership experienced a $4,000 decrease in equity in losses of Local Limited Partnerships for the three months ended September 30, 2014. The equity in losses of Local Limited Partnerships can vary from year to year depending on the operations of the Local Limited Partnerships. Reporting fees increased by $1,000 for the three months ended September 30, 2014 due to the fact that Local Limited partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment. There was a $1,000 increase in other expenses due to an increase in printing expenses related to investor report printing.

Six Months Ended September 30, 2014 Compared to Six Months Ended September 30, 2013. The Partnership’s net loss for the six months ended September 30, 2014 was $553,000, reflecting a decrease of approximately $405,000 from the net loss of $958,000 for the six months ended September 30, 2013. The change was primarily due to impairment loss decreasing by $357,000 for the six months ended September 30, 2014 compared to the six months ended September 30, 2013. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value to the Partnership compared to the current carrying value of each of the investments to the Partnership. In addition, the Partnership experienced a $45,000 decrease in equity in losses of Local Limited Partnerships for the six months ended September 30, 2014. The equity in losses of Local Limited Partnerships can vary from year to year depending on the operations of the Local Limited Partnerships. Reporting fees increased by $1,000 for the six months ended September 30, 2014 compared to the six months ended September 30, 2013 as discussed above.

Capital Resources and Liquidity

Six Months Ended September 30, 2014 Compared to Six Months Ended September 30, 2013. Net cash provided during the six months ended September 30, 2014 was $3,000, compared to net cash used during the six months ended September 30, 2013 of $7,000. The Partnership reimbursed the General Partner or its affiliates $5,000 for expenses paid on its behalf during the six months ended September 30, 2014 compared to $8,000 reimbursed during the six months ended September 30, 2013. Reimbursement of operating expenses are paid after management reviews the cash position of the Partnership. Reporting fees increased by $1,000 for the six months ended September 30, 2014 as discussed above. There was an increase in distributions from Local Limited Partnerships of $5,000 for the six months ended September 30, 2014. The Local Limited Partnerships pay distributions and reporting fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

During the six months ended September 30, 2014, accrued payables, which consist primarily of asset management fees to the General Partner or its affiliates, increased by $70,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of September 30, 2014, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2015.

Recent Accounting Changes

In January 2014, the FASB issued an amendment to the accounting and disclosure requirements for investments in qualified affordable housing projects. The amendments provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for interim and annual periods beginning after December 15, 2014 and should be applied retrospectively to all periods presented. Early adoption is permitted. The adoption of this update is not expected to materially affect the Partnership’s financial statements.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosure
NOT APPLICABLE

Item 5.	Other Information

NONE

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at September 30, 2014 and March 31, 2014, (ii) the Condensed Statements of Operations for the three and six months ended September 30, 2014 and September 30, 2013, (iii) the Condensed Statement of Partners’ Deficit for the six months ended September 30, 2014, (iv) the Condensed Statements of Cash Flows for the six months ended September 30, 2014 and September 30, 2013 and (v) the Notes to Condensed Financial Statements.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10

By:	WNC & ASSOCIATES, INC. General Partner

By:	/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date: November 13, 2014

By:	/s/ Melanie R. Wenk
Melanie R. Wenk
Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: November 13, 2014

