Form 10-K
period 2015-03-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 10
filed 2015-06-19
CIK 1156815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31,  2015

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number:  000-50837

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 10
(Exact name of registrant as specified in its charter)

California	33-0974362
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

17782 Sky Park Circle,	92614-6404
Irvine, CA	(Zip code)
(Address of principal executive offices)
    (714) 662-5565
    (Telephone Number)
Securities registered pursuant to Section 12(b) of the Act:
NONE
Securities registered pursuant to section 12(g) of the Act:
UNITS OF LIMITED PARTNERSHIP INTEREST
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes ☐      No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐      No ☑

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
Yes ☑      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer   ☐   Accelerated filer    ☐     Non-accelerated filer☑ Smaller reporting company    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes o       No ☑

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

Pursuant to a supplement dated February 28, 2003 to the prospectus of the Partnership dated November 14, 2001, on March 6, 2003,  the Partnership commenced a public offering of 25,000 Units of Limited Partnership Interest ("Partnership Units") at a price of $1,000 per Partnership Unit. As of the close of the public offering, a total of 13,153 Partnership Units representing $13,119,270, net of dealer discounts of $31,220 and volume discounts of $2,510, had been sold. As of March 31, 2015 and 2014, a total of 13,148 Partnership Units remain outstanding. Holders of Partnership Units are referred to herein as “Limited Partners”.

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

The Partnership invested in six Local Limited Partnerships, none of which have been sold or otherwise disposed of as of March 31, 2015.  Each of these Local Limited Partnerships owns a single Housing Complex that is eligible for the Low Income Housing Tax Credits.  Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them or the applicable Local Limited Partnership Interests. The objective is to wind down the Partnership after Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of at any time by the General Partner in its discretion. While liquidation of the Housing Complexes or the applicable Local Limited Partnership Interests continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2015.

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

For each of the years ended March 31, 2015, 2014 and 2013, a loss in value of an investment in a Local Limited Partnership, other than a temporary decline, is recorded by the Partnership in its financial statements as an impairment loss. Impairment is measured by comparing the Partnership’s carrying amount in the investment to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and any estimated residual value to the Partnership. For the years ended March 31, 2015, 2014 and 2013, impairment loss related to investments in Local Limited Partnerships was $413,639, $770,604, and $1,016,943, respectively.

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

Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority.  The Partnership Agreement grants to Limited Partners owning more than 50% of the Partnership Units the right to:

o	remove the General Partner and elect a replacement general partner,
o	amend the Partnership Agreement,
o	terminate the Partnership.

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

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner.  These asset management fees payable increased by approximately $92,000 for each of the years ended March 31, 2015, 2014 and 2013.  The Partnership’s future contractual cash obligations consist of its obligations to pay future annual asset management fees and the payables due to the Local Limited Partnerships.  The future annual asset management fees will equal approximately $92,000 per year through the termination of the Partnership, which must occur no later than December 31, 2062.  Though the amounts payable to the General Partner and/or its affiliates are contractually  currently payable,  the Partnership  anticipates that the General Partner and/or its affiliates will not require the payment of these contractual  obligations until capital reserves are in excess of the aggregate of the existing  contractual  obligations  and anticipated future foreseeable  obligations of the Partnership.  The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2016.

Item 1B.  Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes.  The following table reflects the status of the six Housing Complexes as of the dates or for the periods indicated:

WNC Housing Tax Credit Fund VI, L.P., Series 10
March 31, 2015

			As of March 31, 2015		As of December 31, 2014
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership
Catoosa Senior Village, L.P.	Calhoun, Georgia	BC Holdings, LLC	$1,997,000	$1,997,000	60	$2,663,000	$2,215,000

FDI-Green Manor 2003, Ltd.	Hempstead, Texas	Fieser Holding, Inc.	613,000	613,000	40	839,000	1,029,000

FDI-Pine Meadows 2003, Ltd.	Prairie View, Texas	Fieser Holdings, Inc.	668,000	668,000	59	906,000	949,000

Humboldt Village, L.P.	Winnemucca, Nevada	Humboldt Village, LLC	1,713,000	1,713,000	66	2,351,000	2,199,000

Melodie Meadows Associates, Ltd.	Glencoe, Alabama	Eagle Creek Partners	1,569,000	1,569,000	40	2,135,000	1,194,000

Starlight Place, L.P.	Americus, Georgia	BC Holdings, LLC	3,258,000	3,258,000	52	4,402,000	357,000

			$9,818,000	$9,818,000	317	$13,296,000	$7,943,000

(1)
Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10 year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period. Approximately 98% of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships and allocated to the Limited Partners and General Partner and are no longer available to the Partnership’s Limited Partners.

WNC Housing Tax Credit Fund VI, L.P., Series 10
March 31, 2015

	For the Year Ended December 31, 2014
Local Limited Partnership Name	Rental Income	Net Loss	Low Income Housing Tax Credits Allocated to Partnership

Catoosa Senior Village, L.P.	$286,000	$(76,000)	99.97%

FDI-Green Manor 2003, Ltd	96,000	(48,000)	99.98%

FDI-Pine Meadows 2003, Ltd.	172,000	(91,000)	99.98%

Humboldt Village, L.P.	473,000	(10,000)	92.06%

Melodie Meadows Associates, Ltd.	169,000	(30,000)	99.98%

Starlight Place, L.P.	284,000	(94,000)	99.97%

	$1,480,000	$(349,000)

WNC Housing Tax Credit Fund VI, L.P., Series 10
March 31, 2015

Local Limited Partnership Name	Location	General Partner Name	2014	2013	2012	2011	2010
Catoosa Senior Village, L.P.	Calhoun, Georgia	BC Holdings, LLC	100%	93%	100%	87%	90%

FDI-Green Manor 2003, Ltd.	Hempstead, Texas	Fieser Holding, Inc.	58%	55%	68%	60%	58%

FDI-Pine Meadows 2003, Ltd.	Prairie View, Texas	Fieser Holdings, Inc.	66%	51%	85%	73%	88%

Humboldt Village, L.P.	Winnemucca, Nevada	Humboldt Village, LLC	92%	92%	94%	92%	95%

Melodie Meadows Associates, Ltd.	Glencoe, Alabama	Eagle Creek Partners	100%	98%	100%	100%	100%

Starlight Place, L.P.	Americus, Georgia	BC Holdings, LLC	100%	100%	100%	98%	98%
		Weighted Average	86%	82%	92%	85%	89%

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

b)	At March 31, 2015, there were 647 Limited Partners and no assignees of Partnership Units who were not admitted as Limited Partners.

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

d)	No securities are authorized for issuance by the Partnership under equity compensation plans.

e)	The Partnership does not issue common stock.

f)	No unregistered securities were sold by the Partnership during the year ended March 31, 2015.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	March 31,

	2015	2014	2013	2012	2011

ASSETS
Cash and cash equivalents	$14,591	$7,498	$44,994	$78,290	$224,152
Investments in Local Limited Partnerships, net	148,733	664,639	1,698,269	3,015,489	4,208,365
Other assets	-	-	-	-	6,300
Total Assets	$163,324	$672,137	$1,743,263	$3,093,779	$4,438,817

LIABILITIES
Payables to Local Limited Partnerships	$-	$-	$-	$-	$4,233
Accrued fees and expenses due to General Partner and affiliates	923,518	799,168	701,922	621,240	545,133

Total Liabilities	923,518	799,168	701,922	621,240	549,366

PARTNERS' EQUITY (DEFICIT)	(760,194)	(127,031)	1,041,341	2,472,539	3,889,451

Total Liabilities and Partners’ Equity (Deficit)	$163,324	$672,137	$1,743,263	$3,093,779	$4,438,817

Selected results of operations, cash flows and other information for the Partnership are as follows:

	For the Years Ended March 31,
	2015	2014	2013	2012	2011

Loss from operations (Note 1)	$(539,998)	$(906,853)	$(1,139,340)	$(1,076,610)	$(1,025,738)
Equity in losses of Local Limited Partnerships	(93,166)	(261,526)	(291,873)	(340,344)	(442,916)
Interest income	1	7	15	42	180

Net loss	$(633,163)	$(1,168,372)	$(1,431,198)	$(1,416,912)	$(1,468,474)

Net loss allocated to:
General Partner	$(633)	$(1,168)	$(1,431)	$(1,417)	$(1,468)

Limited Partners	$(632,530)	$(1,167,204)	$(1,429,767)	$(1,415,495)	$(1,467,006)

Net loss per Partnership Unit	$(48.11)	$(88.77)	$(108.70)	$(107.62)	$(111.53)

Outstanding weighted Partnership Units	13,148	13,148	13,153	13,153	13,153

Note 1 - Loss from operations for the years ended March 31, 2015, 2014, 2013, 2012 and 2011, includes a charge for impairment loss on investments in Local Limited Partnerships of $413,639, $770,604, $1,016,943, $848,299 and $940,725, respectively, (see Note 2 to the financial statements).

	For the Years Ended March 31,

	2015	2014	2013	2012	2011

Net cash provided by (used in):
Operating activities	$(2,008)	$(38,996)	$(41,700)	$(145,862)	$(17,693)
Investing activities	9,101	1,500	8,404	-	7,391
Net change in cash and cash equivalents	7,093	(37,496)	(33,296)	(145,862)	(10,302)

Cash and cash equivalents, beginning of year	7,498	44,994	78,290	224,152	234,454

Cash and cash equivalents, end of year	$14,591	$7,498	$44,994	$78,290	$224,152

Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

	2014	2013	2012	2011	2010
Federal	$49	$81	$101	$101	$101
State	-	-	-	-	-
Total	$49	$81	$101	$101	$101

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

Impact of Recent Accounting Pronouncements

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

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. This will improve certain areas of consolidation guidance for reporting organizations that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations and securitization structures. ASU 2015-02 simplifies and improves GAAP by: eliminating the presumption that a general partner should consolidate a limited partnership, eliminating the indefinite deferral of FASB Statement No. 167, thereby reducing the number of Variable Interest Entity (VIE) consolidation models from four to two (including the limited partnership consolidation model) and clarifying when fees paid to a decision maker should be a factor to include in the consolidation of VIEs. ASU 2015-02 will be effective for periods beginning after December 15, 2015. The Partnership is currently evaluating the potential impact of the adoption of this guidance on its financial statements.

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

Financial Condition

For the year ended March 31, 2015

The Partnership’s assets at March 31, 2015 consisted of $15,000 in cash and cash equivalents and investments in Local Limited Partnerships of $149,000 (See “Method of Accounting for Investments in Local Limited Partnerships”).  Liabilities at March 31, 2015 consisted of $924,000 of accrued fees and expenses due to General Partner and affiliates, (See “Future Contractual Cash Obligations” below).

Results of Operations

Year Ended March 31, 2015 Compared to Year Ended March 31, 2014  The Partnership’s net loss for the year ended March 31, 2015 was $633,000, reflecting a decrease of $535,000 from the net loss experienced for the year ended March 31, 2014 of $1,168,000. The decrease in net loss was due in part to a decrease of $357,000 in impairment loss for the year ended March 31, 2015 compared to the year ended March 31, 2014. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership compared to the current net investment balance that is being carried for the particular Local Limited Partnerships. There was also a decrease of $168,000 in equity in losses of Local Limited Partnerships.  The equity in losses can vary from year to year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships. Accounting and legal fees decreased by $5,000 for the year ended March 31, 2015 compared to the year ended March 31, 2014 due to the timing of the accounting work performed.  Reporting fees increased by $3,000 for the year ended March 31, 2015 due to the fact that Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

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

Liquidity and Capital Resources

Year Ended March 31, 2015 Compared to Year Ended March 31, 2014   The net increase in cash and cash equivalents during the year ended March 31, 2015 was $7,000 compared to a net decrease in cash and cash equivalents for the year ended March 31, 2014 of $(37,000). During the year ended March 31, 2015 the Partnership reimbursed the General Partner or an affiliate $5,000 for operating expenses paid on its behalf compared to $39,000 reimbursed during the year ended March 31, 2014.  The reimbursement of operating expenses are paid after management reviews the cash position of the Partnership.  The Partnership also collected $3,000 more in reporting fees and $7,000 more of distributions during the year ended March 31, 2015 compared to the year ended March 31, 2014 due to the fact that Local Limited Partnerships pay the reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

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

Accrued payables, which consist primarily of related party asset management fees due to the General Partner, increased by approximately $124,000, $97,000 and $81,000, for the years ended March 31, 2015, 2014 and 2013, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2016.

Other Matters

FDI-Pine Meadows 2003, Ltd. (“FDI-Pine Meadows”) is a rehabilitated 59-unit multifamily apartment complex consisting of fifteen one-story buildings containing one-bedroom units located in Hempstead, Texas. The rehabilitation began in June 2004 and was completed in October 2005 and the property has achieved 100% tax credit occupancy. The Local Limited Partnership’s expected last year of tax credits delivery was 2014 and the Local Limited Partnership’s Compliance Period ends in 2018.

FDI-Pine Meadows has not performed as anticipated and is on the watch list due to a low debt coverage ratio (“DCR”) and low economic occupancy.  A combination of problem and non-paying tenants being evicted has contributed to the low occupancy rate as well as a low DCR. Physical occupancy was at 65% at the end of the first quarter of 2015.

The property management agent has shifted marketing efforts to attract more quality applicants. Extended office hours have been established to increase leasing traffic. The Local General Partner is available to fund operating deficits as needed and affiliated management fees have been deferred. The property manager is anticipating a 97% occupancy rate for next quarter by utilizing fliers and personal contacts in the business community.

FDI-Green Manor has not performed as anticipated and is on the watch list due to low DCR, low economic occupancy and a depleted reserve account.  A combination of accumulated vacancy loss and increased utility expenses has contributed to the low occupancy rate as well as a low DCR. A new site manager was hired in August 2014 and, as a result, both collections and occupancy have increased significantly.  The Local General Partner funds the operating deficits as needed and affiliated management fees and administrative expenses have been deferred.

As of March 31, 2015, the physical occupancy is at 90% and is anticipated to be 100% by next quarter. Financial reports for first quarter of 2015 reflect the property manager is controlling operating expenses and has improved rent collection, as well as increased the replacement reserve account. It is anticipated this property will continue to trend positively.

Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2015:

	2016	2017	2018	2019	2020	Thereafter	Total

Asset management fees(1)	$1,015,174	$91,656	$91,656	$91,656	$91,656	$3,849,552	$5,231,350
Total contractual cash obligations	$1,015,174	$91,656	$91,656	$91,656	$91,656	$3,849,552	$5,231,350

(1)
Asset management fees are payable annually until termination of the Partnership, which is to occur no later than December 31, 2062. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes owned at March 31, 2015 until December 31, 2062. Amounts due to the General Partner as of March 31, 2015 have been included in the 2016 column.  The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 10

We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund VI, L.P., Series 10 (the "Partnership") as of March 31, 2015 and 2014, and the related statements of operations, partners’ equity (deficit), and cash flows for each of the years in the three-year period ended March 31, 2015. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Local Limited Partnerships which investments represent $148,733 and $549,210 of the total Partnership assets as of March 31, 2015 and 2014, respectively, and $93,644, $132,713 and $111,809, of the total Partnership loss for the years ended March 31, 2015, 2014 and 2013, respectively. Those statements were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to those Local Limited Partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 10 as of March 31, 2015 and 2014 and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 15(a)(2) in the index related to each of the years in the three-year period ended March 31, 2015 is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied to the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/CohnReznick LLP
Bethesda, Maryland
June 19, 2015

PAILET, MEUNIER and LeBLANC, L.L.P.
Certified Public Accountants
Management Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Starlight Place, LP Americus, Georgia

We have audited the accompanying financial statements of Starlight Place, LP, USDA Rural Development Case No. 02-0546282, as of December 31, 2014 and the related statements of operations, changes in partners' equity and cash flows for the year ended December 31, 2014. Starlight Place, LP's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Starlight Place, LP as of December 31, 2014 and the result of its operations and its cash flows for the year ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 20, 2015 on our consideration of Starlight Place, LP's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Metairie, Louisiana
February 20, 2015

Member of:	● PCAOB - Public Company Accounting Oversight Board

AICPA: Center for Public Company Audit Firms (SEC) ● Governmental Audit Quality Center ●Private Companies Practice Section (PCPS)

3421 N. Causeway Blvd., Suite 701 ● Metairie, LA 70002 ● Telephone (504) 837-0770 ● Fax (504) 837-7102
201 St. Charles Ave., Suite 2500 ● New Orleans, LA 70170 ● Telephone (504) 599-5905 ● Fax (504) 837-7102
www.pmlcpa.com

PAILET, MEUNIER and LeBLANC, L.L.P.
Certified Public Accountants
Management Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Starlight Place, LP Americus, Georgia

We have audited the accompanying financial statements of Starlight Place, LP, USDA Rural Development Case No. 02-0546282, as of December 31, 2013 and the related statements of operations, changes in partners' equity and cash flows for the year ended December 31, 2013. Starlight Place, LP's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In accordance with Government Auditing Standards, we have also issued a report dated February 14, 2014 on our consideration of Starlight Place, LP's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Metairie, Louisiana
February 14, 2014

Member of:	● PCAOB - Public Company Accounting Oversight Board

AICPA: Center for Public Company Audit Firms (SEC) ● Governmental Audit Quality Center ●Private Companies Practice Section (PCPS)

3421 N. Causeway Blvd., Suite 701 ● Metairie, LA 70002 ● Telephone (504) 837-0770 ● Fax (504) 837-7102
201 St. Charles Ave., Suite 2500 ● New Orleans, LA 70170 ● Telephone (504) 599-5905 ● Fax (504) 837-7102
www.pmlcpa.com

PAILET, MEUNIER and LeBLANC, L.L.P.
Certified Public Accountants
Management Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Starlight Place, LP

We have audited the accompanying financial statements of Starlight Place, LP, as of December 31, 2012 and the related statements of operations, changes in partners' equity and cash flows for the year ended December 31, 2012. Starlight Place, LP's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In accordance with Government Auditing Standards, we have also issued a report dated February 27, 2013 on our consideration of Starlight Place, LP's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Metairie, Louisiana
February 27, 2013

Member of:	● PCAOB - Public Company Accounting Oversight Board

AICPA: Center for Public Company Audit Firms (SEC) ● Governmental Audit Quality Center ●Private Companies Practice Section (PCPS)

3421 N. Causeway Blvd., Suite 701 ● Metairie, LA 70002 ● Telephone (504) 837-0770 ● Fax (504) 837-7102
201 St. Charles Ave., Suite 2500 ● New Orleans, LA 70170 ● Telephone (504) 599-5905 ● Fax (504) 837-7102
www.pmlcpa.com

PAILET, MEUNIER and LeBLANC, L.L.P.
Certified Public Accountants
Management Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Humboldt Village, L.P.

We have audited the accompanying financial statements of Humboldt Village, L.P., RHS Project No. 33- 007-059693461, as of December 31, 2012 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year ended December 31, 2012. Humboldt Village, L.P.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In accordance with Government Auditing Standards, we have also issued a report dated March 1, 2013 on our consideration of Humboldt Village, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

3421 N. Causeway Blvd., Suite 701 ● Metairie, LA 70002 ● Telephone (504) 837-0770 ● Fax (504) 837-7102
201 St. Charles Ave., Suite 2500 ● New Orleans, LA 70170 ● Telephone (504) 599-5905 ● Fax (504) 837-7102
www.pmlcpa.com

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

BALANCE SHEETS

	March 31,
	2015	2014
ASSETS
Cash and cash equivalents	$14,591	$7,498
Investments in Local Limited Partnerships, net (Notes 2 and 3)	148,733	664,639

Total Assets	$163,324	$672,137

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$923,518	$799,168

Total Liabilities	923,518	799,168

Partners’ Equity (Deficit)
General Partner	(12,103)	(11,470)
Limited Partners (25,000 Partnership Units authorized; 13,148 Partnership Units issued and outstanding)	(748,091)	(115,561)

Total Partners’ Equity (Deficit)	(760,194)	(127,031)

Total Liabilities and Partners’ Equity (Deficit)	$163,324	$672,137

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

STATEMENTS OF OPERATIONS
For the Years Ended March 31, 2015, 2014 and 2013

	For the Years Ended March 31
	2015	2014	2013

Operating income:
Reporting fees	$2,990	$-	$5,094
Other income	-	-	41
Total operating income	2,990	-	5,135

Operating expenses and loss:
Asset management fees (Note 3)	91,656	91,656	91,656
Impairment loss (Note 2)	413,639	770,604	1,016,943
Accounting and legal fees	24,500	30,001	26,458
Other	13,193	14,592	9,418
Total operating expenses and loss	542,988	906,853	1,144,475

Loss from operations	(539,998)	(906,853)	(1,139,340)

Equity in losses of Local Limited Partnerships (Note 2)	(93,166)	(261,526)	(291,873)

Interest income	1	7	15

Net loss	$(633,163)	$(1,168,372)	$(1,431,198)

Net loss allocated to:
General Partner	$(633)	$(1,168)	$(1,431)
Limited Partners	$(632,530)	$(1,167,204)	$(1,429,767)

Net loss per Partnership Unit	$(48.11)	$(88.77)	$(108.70)

Outstanding weighted Partnership Units	13,148	13,148	13,153

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

For the Years Ended March 31, 2015, 2014 and 2013

	General Partner	Limited Partners	Total

Partners’ equity (deficit) at March 31, 2012	$(8,871)	$2,481,410	$2,472,539

Net loss	(1,431)	(1,429,767)	(1,431,198)

Partners’ equity (deficit) at March 31, 2013	(10,302)	1,051,643	1,041,341

Net loss	(1,168)	(1,167,204)	(1,168,372)

Partners’ deficit at March 31, 2014	(11,470)	(115,561)	(127,031)

Net loss	(633)	(632,530)	(633,163)

Partners’ deficit at March 31, 2015	$(12,103)	$(748,091)	$(760,194)

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

For the Years Ended March 31, 2015, 2014 and 2013
	For The Years Ended March 31,
	2015	2014	2013

Cash flows from operating activities:
Net loss	$(633,163)	$(1,168,372)	$(1,431,198)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss	413,639	770,604	1,016,943
Equity in losses of Local Limited Partnerships	93,166	261,526	291,873
Increase in accrued fees and expenses due to General Partner andaffiliates	124,350	97,246	80,682

Net cash used in operating activities	(2,008)	(38,996)	(41,700)

Cash flows from investing activities:
Distributions received from Local Limited Partnerships	9,101	1,500	8,404

Net cash provided by investing activities	9,101	1,500	8,404

Net increase (decrease) in cash and cash equivalents	7,093	(37,496)	(33,296)

Cash and cash equivalents, beginning of year	7,498	44,994	78,290

Cash and cash equivalents, end of year	$14,591	$7,498	$44,994

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$800	$-	$-

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2015, 2014 and 2013

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

The partnership agreement authorized the sale of up to 25,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit.  The offering of Partnership Units has concluded, and 13,153 Partnership Units representing subscriptions in the amount of $13,119,270, net of dealer discounts of $31,220 and volume discounts of $2,510, had been accepted. As of March 31, 2015 and 2014, a total of 13,148 Partnership Units remain outstanding. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership.  The investors (the “Limited Partners”) in the Partnership will be allocated the remaining 99.9% of these items in proportion to their respective investments.

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

For the Years Ended March 31, 2015, 2014 and 2013

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2016.

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

For the Years Ended March 31, 2015, 2014 and 2013

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available.  Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2015.

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

For the Years Ended March 31, 2015, 2014 and 2013

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

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income.  As of March 31, 2015 and 2014, five and four of the investment accounts in Local Limited Partnerships, respectively, had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.    The Partnership had cash equivalents of $14,591 and $7,498, respectively, as of  March 31, 2015 and 2014.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2015, 2014 and 2013

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

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the years ended March 31, 2015, 2014 and 2013, impairment loss related to investments in Local Limited Partnerships was $413,639,  $770,604 and $1,016,943, respectively.

Impact of Recent Accounting Pronouncements

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

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. This will improve certain areas of consolidation guidance for reporting organizations that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations and securitization structures. ASU 2015-02 simplifies and improves GAAP by: eliminating the presumption that a general partner should consolidate a limited partnership, eliminating the indefinite deferral of FASB Statement No. 167, thereby reducing the number of Variable Interest Entity (VIE) consolidation models from four to two (including the limited partnership consolidation model) and clarifying when fees paid to a decision maker should be a factor to include in the consolidation of VIEs. ASU 2015-02 will be effective for periods beginning after December 15, 2015. The Partnership is currently evaluating the potential impact of the adoption of this guidance on its financial statements.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2015, 2014 and 2013

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

The Partnership’s investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2015 and 2014 are approximately $5,683,000, and $5,521,000, respectively, less than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined condensed financial statements presented below.  This difference is primarily due to acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account, impairment losses recorded in the Partnership’s investment account and capital contributions payable to the Local Limited Partnerships which were netted against partner capital in the Local Limited Partnership’s financial statements.

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment For the years ended March 31, 2015, 2014 and 2013, impairment loss related to investments in Local Limited Partnerships was $413,639, $770,604 and $1,016,943, respectively.

At March 31, 2015 and 2014 the investment accounts in certain Local Limited Partnerships have reached a zero balance.  Consequently, a portion of the Partnership’s estimate of its share of losses for the years ended March 31, 2015, 2014 and 2013 amounting to approximately $255,000, $121,000, and $0, respectively, have not been recognized.  As of March 31, 2015, the aggregate share of net losses not recognized by the Partnership amounted to approximately $376,000.

The following is a summary of the equity method activity of the investments in the Local Limited Partnerships for the periods presented:

	For The Years Ended March 31,

	2015	2014	2013

Investments per balance sheet, beginning of period	$664,639	$1,698,269	$3,015,489
Impairment loss	(413,639)	(770,604)	(1,016,943)
Equity in losses of Local Limited Partnerships	(93,166)	(261,526)	(291,873)
Distributions received from Local Limited Partnerships	(9,101)	(1,500)	(8,404)
Investment per balance sheet, end of period	$148,733	$664,639	$1,698,269

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2015, 2014 and 2013

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

COMBINED CONDENSED BALANCE SHEETS

	2014	2013
ASSETS
Buildings and improvements (net of accumulated depreciation as of December 31, 2015 and 2014, of $6,260,000 and $5,719,000, respectively)	$13,232,000	$13,657,000
Land	1,067,000	1,067,000
Other assets	1,488,000	1,546,000
Total assets	$15,787,000	$16,270,000

LIABILITIES
Mortgage payable	$7,943,000	$8,025,000
Due to affiliates	238,000	261,000
Other liabilities	285,000	264,000

Total liabilities	8,466,000	8,550,000

PARTNERS' EQUITY
WNC Housing Tax Credit Fund VI, L.P., Series 10	5,832,000	6,186,000
Other partners	1,489,000	1,534,000
Total partners’ equity	7,321,000	7,720,000
Total liabilities and partners’ equity	$15,787,000	$16,270,000

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED
For the Years Ended March 31, 2015, 2014 and 2013

 NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2014	2013	2012

Revenues	$1,651,000	1,479,000	$1,497,000

Expenses:
Operating expenses	1,104,000	195,000	1,053,000
Interest expense	349,000	574,000	150,000
Depreciation and amortization	547,000	1,092,000	585,000

Total expenses	2,000,000	1,861,000	1,788,000

Net loss	$349,000	(382,000)	$(291,000)

Net loss allocable to the Partnership,	$348,000	(382,000)	$(292,000)

Net loss recorded by the Partnership	$(93,000)	(262,000)	$(292,000)

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

Troubled Housing Complexes

FDI-Pine Meadows 2003, Ltd. (“FDI-Pine Meadows”) is a rehabilitated 59-unit multifamily apartment complex consisting of fifteen one-story buildings containing one-bedroom units located in Hempstead, Texas. The rehabilitation began in June 2004 and was completed in October 2005 and the property has achieved 100% tax credit occupancy. The Local Limited Partnership’s expected last year of tax credits delivery was 2014 and the Local Limited Partnership’s Compliance Period ends in 2018.

FDI-Pine Meadows has not performed as anticipated and is on the watch list due to a low debt coverage ratio (“DCR”) and low economic occupancy.  A combination of problem and non-paying tenants being evicted has contributed to the low occupancy rate as well as a low DCR. Physical occupancy was at 65% at the end of the first quarter of 2015.

The property management agent has shifted marketing efforts to attract more quality applicants. Extended office hours have been established to increase leasing traffic. The Local General Partner is available to fund operating deficits as needed and affiliated management fees have been deferred. The property manager is anticipating a 97% occupancy rate for next quarter by utilizing fliers and personal contacts in the business community.

FDI-Green Manor 2003, Ltd. (“FDI-Green Manor”) is a rehabilitated 40-unit multifamily apartment complex consisting of five two-story buildings containing one and two-bedroom units located in Hempstead, Texas. The rehabilitation began in July 2004 and was completed in January 2005 and the property has achieved 100% tax credit occupancy. The Local Limited Partnership’s expected last year of tax credits delivery was 2014 and the Local Limited Partnership’s Compliance Period ends in 2018.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2015, 2014 and 2013

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

FDI-Green Manor has not performed as anticipated and is on the watch list due to low DCR, low economic occupancy and a depleted reserve account.  A combination of accumulated vacancy loss and increased utility expenses has contributed to the low occupancy rate as well as a low DCR. A new site manager was hired in August 2014 and, as a result, both collections and occupancy have increased significantly.  The Local General Partner funds the operating deficits as needed and affiliated management fees and administrative expenses have been deferred.

As of March 31, 2015, the physical occupancy is at 90% and is anticipated to be 100% by next quarter. Financial reports for first quarter of 2015 reflect the property manager is controlling operating expenses and has improved rent collection, as well as increased the replacement reserve account. It is anticipated this property will continue to trend positively.

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

An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $91,656 were incurred during each of the years ended March 31, 2015, 2014 and 2013, none of which was paid during the years ended March 31, 2015, 2014 and 2013.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2015, 2014 and 2013

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

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

The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership.  Operating expense reimbursements paid were $5,000, $39,003 and $46,810, during the years ended March 31, 2015, 2014 and 2013, respectively.

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

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	March 31,
	2015	2014

Asset management fee payable	$885,234	$793,578
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	38,284	5,590

Total	$923,518	$799,168

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2016.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2015, 2014 and 2013

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31 (rounded):

	June 30	September 30	December 31	March 31
2015

Income	$-	1,000	-	2,000

Operating expenses and loss	438,000	50,000	27,000	28,000

Loss from operations	(438,000)	(49,000)	(27,000)	(26,000)

Equity in losses of Local Limited Partnerships	(33,000)	(33,000)	(33,000)	6,000

Net loss	(471,000)	(82,000)	(60,000)	(20,000)

Net loss available to Limited Partners	(471,000)	(82,000)	(60,000)	(20,000)

Net loss per Partnership Unit	(36)	(6)	(5)	(1)

	June 30	September 30	December 31	March 31
2014

Income	$-	$-	$-	$-

Operating expenses and loss	803,000	44,000	28,000	32,000

Loss from operations	(803,000)	(44,000)	(28,000)	(32,000)

Equity in losses of Local Limited Partnerships	(73,000)	(38,000)	(38,000)	(112,000)

Net loss	(876,000)	(82,000)	(66,000)	(144,000)

Net loss available to Limited Partners	(875,000)	(82,000)	(66,000)	(144,000)

Net loss per Partnership Unit	(66)	(6)	(5)	(12)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2015, 2014 and 2013

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

(b)           Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2015. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures,” the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2015.

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

(c)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Wilfred N. Cooper, Sr.	Chairman
Wilfred N. Cooper, Jr.	President, Chief Executive Officer and Secretary
Michael J. Gaber	Executive Vice President and Chief Operating Officer
David N. Shafer, Esq.	Executive Vice President
Melanie R. Wenk, CPA	Senior Vice President – Chief Financial Officer
Darrick Metz	Senior Vice President – Originations
Christine A. Cormier	Senior Vice President – Investor Relations
Anand Kannan	Senior Vice President – Development
Gregory S. Hand	Senior Vice President – Underwriting
Anil Advani	Senior Vice President – Private Label Funds

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

Melanie R. Wenk is Senior Vice President – Chief Financial Officer of WNC & Associates, Inc. She oversees WNC’s corporate and partnership accounting group, which is responsible for SEC reporting and New Markets Tax Credit compliance. Prior to joining WNC in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona in 1999 with a Bachelor of Science degree in accounting.

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

(a)  Compensation for Services

For services rendered by the General Partner or an affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any such affiliate may receive an annual asset management fee not to exceed 0.5% of the invested assets of the Local Limited Partnerships, including the Partnership’s allocable share of the mortgages.  The asset management fee is payable with respect to the previous calendar quarter on the first day of each calendar quarter during the year. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets.  Asset management fees of $91,656 were incurred during each of the years ended March 31, 2015, 2014 and 2013, none of which was paid during the years ended March 31, 2015, 2014 and 2013.

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

The unpaid operating expenses reimbursable to the General Partner or its affiliates were $38,284, $5,590 and $0 for the years ended March 31, 2015, 2014 and 2013, respectively  The Partnership reimbursed the General Partner or its affiliates for operating expenses of $5,000, $39,003 and $46,810, during the years ended March 31, 2015, 2014 and 2013, respectively.

(c)   Interest in Partnership

The General Partner receives 0.1% of the Partnership’s allocated Low Income Housing Tax Credits, which approximated $648, $1,059, and $1,330, for each of the years ended December 31, 2014, 2013 and 2012.  The General Partner is also entitled to receive 0.1% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2015, 2014 and 2013.  The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 10% and the Limited Partners 90% of any remaining proceeds.  There were no such distributions of cash to the General Partner during the years ended March 31, 2015, 2014 and 2013.

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

(b)	The Partnership has no directors.

Item 14.  Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firm for the years ended March 31:

	2015	2014
Audit Fees	$22,000	$22,450
Audit-related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$22,000	$22,450

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are preapproved by the General Partner.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)     List of financial statements included in Part II hereof

Reports of Independent Registered Public Accounting Firms
Balance Sheets, March 31, 2015 and 2014
Statements of Operations for the Years Ended March 31, 2015, 2014 and 2013
Statements of Partners’ Equity (Deficit) for the years ended March 31, 2015, 2014 and 2013
Statements of Cash Flows for the years ended March 31, 2015, 2014 and 2013
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

99.2
Financial Statements of Starlight, L.P., as of and for the years ended December 31, 2014, 2013 and 2012, together with Independent Auditors’ Report thereon; a significant subsidiary of the Partnership. (filed herewith)

99.3
Financial Statements of Humboldt Village, L.P., as of and for the year ended  December 31, 2012, together with Independent Auditors’ Report thereon; a significant subsidiary of the Partnership. (filed herewith)

101.
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets at March 31, 2015 and 2014, (ii) the Statements of Operations for the years ended March 31, 2015, 2014 and 2013, (iii) the Statements of Partners’ Equity (Deficit) for the years ended March 31, 2015, 2014 and 2013, (iv) the Statements of Cash Flows for the years ended March 31, 2015, 2014 and 2013 and (v) the Notes to Financial Statements

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

WNC Housing Tax Credit Fund VI, L.P., Series 10
Real Estate Owned by Local Limited Partnerships
March 31, 2015

		As of March 31, 2015		Initial Cost to Partnership			As of December 31, 2014
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value
Catoosa Senior Village, L.P.	Calhoun, Georgia	$1,997,000	$1,997,000	$456,000	$4,352,000	$10,000	$2,215,000	$456,000	$4,362,000	$1,684,000	$3,134,000

FDI-Green Manor 2003, Ltd.	Hempstead, Texas	613,000	613,000	27,000	1,734,000	56,000	1,029,000	27,000	1,790,000	483,000	1,334,000

FDI-Pine Meadows 2003, Ltd.	Prairie View, Texas	668,000	668,000	47,000	1,693,000	183,000	949,000	47,000	1,876,000	504,000	1,419,000

Humboldt Village, L.P.	Winnemucca, Nevada	1,713,000	1,713,000	79,000	4,223,000	59,000	2,199,000	79,000	4,282,000	1,276,000	3,085,000

Melodie Meadows Associates, Ltd.	Glencoe, Alabama	1,569,000	1,569,000	209,000	2,693,000	49,000	1,194,000	209,000	2,742,000	935,000	2,016,000

Starlight Place, L.P.	Americus, Georgia	3,258,000	3,258,000	249,000	4,396,000	44,000	357,000	249,000	4,440,000	1,378,000	3,311,000

		$9,818,000	$9,818,000	$1,067,000	$19,091,000	$401,000	$7,943,000	$1,067,000	$19,492,000	$6,260,000	$14,299,000

WNC Housing Tax Credit Fund VI, L.P., Series 10
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2015

	For the Year Ended December 31, 2014
Local Limited Partnership Name	Rental Income	Net Loss	Year Investment Acquired	Estimated Useful Life (Years)
Catoosa Senior Village, L.P.	$286,000	$(76,000)	2003	40

FDI-Green Manor 2003, Ltd.	96,000	(48,000)	2004	40

FDI-Pine Meadows 2003, Ltd.	172,000	(91,000)	2004	40

Humboldt Village, L.P.	473,000	(10,000)	2004	40

Melodie Meadows Associates, Ltd.	169,000	(30,000)	2003	40

Starlight Place, L.P.	284,000	(94,000)	2004	40

	$1,480,000	$(349,000)

WNC Housing Tax Credit Fund VI, L.P., Series 10
Real Estate Owned by Local Limited Partnerships
March 31, 2014

		As of March 31, 2014		Initial Cost to Partnership			As of December 31, 2013
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value
Catoosa Senior Village, L.P.	Calhoun, Georgia	$1,997,000	$1,997,000	$456,000	$4,352,000	$10,000	$2,224,000	$456,000	$4,362,000	$1,564,000	$3,254,000

FDI-Green Manor 2003, Ltd.	Hempstead, Texas	613,000	613,000	27,000	1,734,000	50,000	1,050,000	27,000	1,784,000	435,000	1,376,000

FDI-Pine Meadows 2003, Ltd.	Prairie View, Texas	668,000	668,000	47,000	1,693,000	118,000	971,000	47,000	1,811,000	446,000	1,412,000

Humboldt Village, L.P.	Winnemucca, Nevada	1,713,000	1,713,000	79,000	4,223,000	44,000	2,222,000	79,000	4,267,000	1,169,000	3,177,000

Melodie Meadows Associates, Ltd.	Glencoe, Alabama	1,569,000	1,569,000	209,000	2,693,000	20,000	1,198,000	209,000	2,713,000	864,000	2,058,000

Starlight Place, L.P.	Americus, Georgia	3,258,000	3,258,000	249,000	4,396,000	43,000	360,000	249,000	4,439,000	1,241,000	3,447,000

		$9,818,000	$9,818,000	$1,067,000	$19,091,000	$285,000	$8,025,000	$1,067,000	$19,376,000	$5,719,000	$14,724,000

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

Date:           June 19, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:           /s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date:           June 19, 2015

By:           /s/ Melanie R. Wenk
Melanie R. Wenk,
Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:           June 19, 2015

By:           /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date:           June 19, 2015

By:           /s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date:           June 19, 2015