Form 10-Q
period 2015-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 10
filed 2015-08-14
CIK 1156815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes       X      No

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
Yes ___No ___X____

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

INDEX TO FORM 10-Q
 For the quarterly period ended June 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	As of June 30, 2015 and March 31, 2015	3

	Condensed Statements of Operations
	For the Three Months Ended June 30, 2015 and 2014	4

	Condensed Statement of Partners' Deficit
	For the Three Months Ended June 30, 2015	5

	Condensed Statements of Cash Flows
	For the Three Months Ended June 30, 2015 and 2014	6

	Notes to Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	17

Item 4.	Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

Signatures		19

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2015	March 31, 2015
ASSETS
Cash and cash equivalents	$14,591	$14,591
Investments in Local Limited Partnerships, net (Note 2)	-	148,733
Other assets	7,300	-

Total Assets	$21,891	$163,324

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$961,770	$923,518

Total Liabilities	961,770	923,518

Partners’ Deficit:
General Partner	(12,283)	(12,103)
Limited Partners (25,000 Partnership Units authorized; 13,148 Partnership Units issued and outstanding)	(927,596)	(748,091)

Total Partners’ Deficit	(939,879)	(760,194)

Total Liabilities and Partners’ Deficit	$21,891	$163,324

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2015 and 2014
 (Unaudited)

	2015	2014
	Three Months	Three Months

Operating expenses and loss:
Asset management fees (Note 3)	$22,914	$22,914
Impairment loss (Note 2)	125,322	413,639
Legal and accounting fees	6,500	-
Other	1,538	1,700

Total operating expenses and loss	156,274	438,253

Loss from operations	(156,274)	(438,253)

Equity in losses of Local Limited Partnerships (Note 2)	(23,411)	(32,700)

Net loss	$(179,685)	$(470,953)

Net loss allocated to:
General Partner	$(180)	$(471)

Limited Partners	$(179,505)	$(470,482)

Net loss per Partnership Unit	$(14)	$(36)

Outstanding weighted Partnership Units	13,148	13,148

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ DEFICIT
For the Three Months Ended June 30, 2015
 (Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2015	$(12,103)	$(748,091)	$(760,194)

Net loss	(180)	(179,505)	(179,685)

Partners’ deficit at June 30, 2015	$(12,283)	$(927,596)	$(939,879)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2015 and 2014
(Unaudited)

	2015	2014
Cash flows from operating activities:
Net loss	$(179,685)	$(470,953)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Impairment loss	125,322	413,639
Equity in losses of Local Limited Partnerships	23,411	32,700
Increase in accrued fees and expenses due to
General Partner and affiliates	38,252	24,614
Increase in other assets	(7,300)	-
Net cash provided by (used in) operating activities	-	-

Cash flows from investing activities:
Distributions received from Local Limited Partnerships	-	6,602

Net cash provided by investing activities	-	6,602

Net increase in cash and cash equivalents	-	6,602

Cash and cash equivalents, beginning of period	14,591	7,498

Cash and cash equivalents, end of period	$14,591	$14,100

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended June 30, 2015
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2016.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2015.

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

The partnership agreement authorized the sale of up to 25,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit.  The offering of Partnership Units has concluded, and 13,153 Partnership Units representing subscriptions in the amount of $13,119,270, net of dealer discounts of $31,220 and volume discounts of $2,510, had been accepted. As of June 30, 2015 and March 31, 2015, a total of 13,148 Partnership Units remain outstanding. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership.  The investors (the “Limited Partners”) in the Partnership will be allocated the remaining 99.9% of these items in proportion to their respective investments.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended June 30, 2015
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
For the Quarterly Period Ended June 30, 2015
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

The Partnership currently has insufficient working capital to fund its operations.  Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2016.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion.  While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2015.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended June 30, 2015
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

As of June 30, 2015 the Partnership has identified the following Local Limited Partnerships for possible disposition.

Local Limited Partnership	Debt at 12/31/14	Appraisal value	Estimated sales price	Estimated sale expenses

FDI-Green Manor 2003	$1,029,016	$390,000	**	**
FDI-Pine Meadows 2003	949,356	$510,000	**	**
Melodie Meadows Associates	1,193,322	$690,000	*	*

* Estimated price and close date has yet to be determined. The Local Limited Partnership is not under contract to be purchased as of the report filing.

** See Note 4 for information regarding subsequent event disposition.

The proceeds from the disposition of any of the Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement.  Any remaining proceeds will then be paid to the partners of the Local Limited Partnership, including the Partnership, in accordance with the terms of the particular Local Limited Partnership Agreement. The sale of a Housing Complex may be subject to other restrictions and obligations.  Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex.  Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership, as the proceeds first would be used to pay Local Limited Partnership obligations and funding of reserves.

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

“Equity in losses of Local Limited Partnerships” for each of the periods ended June 30, 2015 and 2014, respectively, has been recorded by the Partnership. Management’s estimate for the three month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships.  Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.  If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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
For the Quarterly Period Ended June 30, 2015
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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Partnership had $14,591of cash equivalents as of both June 30, 2015 and March 31, 2015.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns.  The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure. Income tax returns filed by the Partnership are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2012 remain open.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended June 30, 2015
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment.  For the three months ended June 30, 2015 and 2014, impairment loss related to investments in Local Limited Partnerships was $125,322 and $413,639, respectively.

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
For the Quarterly Period Ended June 30, 2015
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

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment.  For the three months ended June 30, 2015 and 2014, impairment loss related to investments in Local Limited Partnerships was $125,322 and $413,639, respectively.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Three Months Ended June 30, 2015	For the Year Ended March 31, 2015
Investments per balance sheet, beginning of period	$148,733	$664,639
Impairment loss	(125,322)	(413,639)
Distributions received from Local Limited Partnerships	-	(9,101)
Equity in losses of Local Limited Partnerships	(23,411)	(93,166)
Investments per balance sheet, end of period	$-	$148,733

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended June 30, 2015
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the three months ended June 30, 2015 and 2014 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2015	2014
Revenues	$413,000	$370,000
Expenses:
Interest expense	87,000	49,000
Depreciation and amortization	137,000	144,000
Operating expenses	276,000	273,000
Total expenses	500,000	466,000

Net loss	$(87,000)	$(96,000)
Net loss allocable to the Partnership	$(87,000)	$(96,000)
Net loss recorded by the Partnership	$(23,000)	$(33,000)

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
For the Quarterly Period Ended June 30, 2015
(Unaudited)

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

Subsequent to June 30, 2015, the Partnership sold its Local Limited Partnership interests in both FDI-Pine Meadows and FDI-Green Manor. Information regarding to subsequent event disposition is disclosed in Note 4.

NOTE 3 – RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)
An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.  Asset management fees of $22,914 were incurred during each of the three months ended June 30, 2015 and 2014.  No payments of those fees were made during either of the three months ended June 30, 2015 and 2014.

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

(c)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. No operating expense reimbursements were paid during either of the three months ended June 30, 2015 and 2014.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended June 30, 2015
(Unaudited)

NOTE 3 – RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	June 30, 2015	March 31, 2015

Asset management fee payable	$908,148	$885,234
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	53,622	38,284
Total	$961,770	$923,518

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 – SUBSEQUENT EVENTS

Subsequent to June 30, 2015, the Partnership sold its Local Limited Partnership interest in FDI-Green Manor 2003 (“Green Manor”). Green Manor was appraised for $390,000 and had a mortgage balance of $1,029,016 as of December 31, 2014. The Partnership received $30,000 in cash proceeds, all of which were used to reimburse the General Partner or affiliates for expenses paid on its behalf. The Partnership incurred $2,300 in sale related expenses which was netted against the proceeds from the sale in calculating the gain on sale. The Partnership’s investment balance is zero; therefore a gain of $27,700 will be recorded.  The Compliance Period for Green Manor has not yet expired. A Recapture Guarantee Surety Bond was issued to the Purchaser to guarantee the repayment of the recaptured tax credits and interests arising from any non-compliance as provided in Section 42 of the Internal Revenue Code arising after the date of the sale.

Subsequent to June 30, 2015, the Partnership sold its Local Limited Partnership interest in FDI-Pine Meadows 2003 (“Pine Meadows”). Pine Meadows was appraised for $510,000 and had a mortgage balance of $949,356 as of December 31, 2014. The Partnership received $35,000 in cash proceeds, of which $23,624 was used to reimburse the General Partner or affiliates for expenses paid on its behalf, and the remaining $11,376 was retained in reserves for future operating expenses. The Partnership incurred $2,300 in sale related expenses which was netted against the proceeds from the sale in calculating the gain on sale. The Partnership’s investment balance is zero; therefore a gain of $32,700 will be recorded. The Compliance Period for Pine Meadows has not yet expired. A Recapture Guarantee Surety Bond was issued to the Purchaser to guarantee the repayment of the recaptured tax credits and interests arising from any non-compliance as provided in Section 42 of the Internal Revenue Code arising after the date of the sale.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2015 and 2014, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2015 consisted of $15,000 in cash and cash equivalents and $7,000 in other assets.  Liabilities at June 30, 2015 consisted of $962,000 of accrued fees and expenses due to General Partner and affiliates.

Results of Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014   The Partnership's net loss for the three months ended June 30, 2015 was $180,000, reflecting a decrease of approximately $291,000 from the net loss of $471,000 for the three months ended June 30, 2014. The change was largely due to impairment loss decreasing by $288,000 for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.  The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value to the Partnership compared to the current carrying value of each of the investments to the Partnership. There was a $7,000 increase in legal and accounting expenses due to the timing of the accounting work performed.  In addition, the Partnership experienced a $9,000 decrease in equity in losses of Local Limited Partnerships for the three months ended June 30, 2015. The equity in losses of Local Limited Partnerships can vary from year to year depending on the operations of the Local Limited Partnerships.

Capital Resources and Liquidity

Three Months Ended June 30, 2015  Compared to Three Months Ended June 30, 2014  There was no change in cash for the three months ended June 30, 2015 compared to an increase of $7,000 in cash and cash equivalents during the three months ended June 30, 2014. The change was due to $7,000 in distributions received from Local Limited Partnerships for the three months ended June 30, 2014 compared to no distributions received for the three months ended June 30, 2015. Local Limited Partnerships pay distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for payment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the three months ended June 30, 2015 accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner or affiliates, increased by $38,000 as compared to March 31, 2015. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of June 30, 2015, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2016.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2015  that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at June 30, 2015  and March 31, 2015, (ii) the Condensed Statements of Operations for the three months ended June 30, 2015 and 2014, (iii) the Condensed Statement of Partners’ Deficit for the three months ended June 30, 2014, (iv) the Condensed Statements of Cash Flows for the three months ended June 30, 2015 and 2014 and (v) the Notes to Condensed Financial Statements.

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

Date: August 14, 2015

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Senior Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date: August 14, 2015