Form 10-Q
period 2015-09-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 10
filed 2015-11-06
CIK 1156815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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
(A California Limited Partnership)

INDEX TO FORM 10-Q

For the quarterly period ended September 30, 2015

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

CONDENSED BALANCE SHEETS
 (Unaudited)

	September 30, 2015	March 31, 2015
ASSETS
Cash and cash equivalents	$37,222	$14,591
Investments in Local Limited Partnerships, net (Note 2)	-	148,733
Other assets	2,700	-

Total Assets	$39,922	$163,324

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$953,193	$923,518

Total Liabilities	953,193	923,518

Partners’ Deficit:
General Partner	(12,256)	(12,103)

Limited Partners (25,000 Partnership Units authorized; 13,148 Partnership Units issued and outstanding)	(901,015)	(748,091)

Total Partners’ Deficit	(913,271)	(760,194)

Total Liabilities and Partners’ Deficit	$39,922	$163,324

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended September 30, 2015 and 2014
 (Unaudited)

	2015		2014
	Three	Six	Three	Six
	Months	Months	Months	Months

Operating income:
Reporting fees	$11,254	$11,254	$1,000	$1,000

Total operating income	11,254	11,254	1,000	1,000

Operating expenses and loss:
Asset management fees (Note 3)	19,929	42,843	22,914	45,828
Impairment loss (Note 1)	-	125,322	-	413,639
Legal and accounting fees	19,600	26,100	22,100	22,100
Other	3,218	4,756	5,272	6,972

Total operating expenses and loss	42,747	199,021	50,286	488,539

Loss from operations	(31,493)	(187,767)	(49,286)	(487,539)

Equity in losses of Local Limited
Partnerships (Note 2)	-	(23,411)	(33,179)	(65,879)

Gain on sale of Local Limited Partnerships	58,099	58,099	-	-

Interest income	2	2	-	-

Net income (loss)	$26,608	$(153,077)	$(82,465)	$(553,418)

Net income (loss) allocated to:
General Partner	$27	$(153)	$(82)	$(553)

Limited Partners	$26,581	$(152,924)	$(82,383)	$(552,865)

Net income (loss) per Partnership Unit	$2	$(12)	$(6)	$(42)

Outstanding weighted Partnership Units	13,148	13,148	13,148	13,148

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ DEFICIT
For the Six Months Ended September 30, 2015
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2015	$(12,103)	$(748,091)	$(760,194)

Net loss	(153)	(152,924)	(153,077)

Partners’ deficit at September 30, 2015	$(12,256)	$(901,015)	$(913,271)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30, 2015 and 2014
(Unaudited)

	2015	2014
Cash flows from operating activities:
Net loss	$(153,077)	$(553,418)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss	125,322	413,639
Equity in losses of Local Limited Partnerships	23,411	65,879
Increase in other assets	(2,700)	-
Increase in accrued fees and expenses due to General Partner and affiliates	29,675	69,900
Gain on sale of Local Limited Partnerships	(58,099)	-

Net cash used in operating activities	(35,468)	(4,000)

Cash flows from investing activities:
Distributions received from Local Limited Partnerships	-	6,602
Net proceeds from sale of Local Limited Partnerships	58,099	-

Net cash provided by investing activities	58,099	6,602

Net increase in cash and cash equivalents	22,631	2,602

Cash and cash equivalents, beginning of period	14,591	7,498

Cash and cash equivalents, end of period	$37,222	$10,100

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended September 30, 2015
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2016. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2015.

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

The partnership agreement authorized the sale of up to 25,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units has concluded, and 13,153 Partnership Units representing subscriptions in the amount of $13,119,270, net of dealer discounts of $31,220 and volume discounts of $2,510, had been accepted. As of September 30, 2015 and March 31, 2015, a total of 13,148 Partnership Units remain outstanding. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the “Limited Partners”) in the Partnership will be allocated the remaining 99.9% of these items in proportion to their respective investments.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended September 30, 2015
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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended September 30, 2015
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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2016.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2015.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended September 30, 2015
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

As of September 30, 2015, the Partnership has identified the following Local Limited Partnerships for possible disposition.

Local Limited Partnership	Debt at 12/31/14	Appraisal value	Estimated sales price	Estimated sale expenses
Melodie Meadows Associates	1,193,322	$690,000	*	$2,700

* Estimated price and close date has yet to be determined. The Local Limited Partnership is not under contract to be purchased as of the report filing.

During the six months ended September 30, 2015, the Partnership sold its Local Limited Partnership interest in FDI-Green Manor 2003 (“Green Manor”). Green Manor was appraised for $390,000 and had a mortgage balance of $1,029,016 as of December 31, 2014. The Partnership received $30,000 in cash proceeds, all of which were used to reimburse the General Partner or affiliates for expenses paid on its behalf. The Partnership incurred $3,450 in sale related expenses which was netted against the proceeds from the sale in calculating the gain on sale. The Partnership’s investment balance is zero; therefore a gain of $26,550 was recorded. The Compliance Period for Green Manor has not yet expired. A Recapture Guarantee Surety Bond was issued to the Purchaser to guarantee the repayment of the recaptured tax credits and interests arising from any non-compliance as provided in Section 42 of the Internal Revenue Code arising after the date of the sale.

During the six months ended September 30, 2015, the Partnership sold its Local Limited Partnership interest in FDI-Pine Meadows 2003 (“Pine Meadows”). Pine Meadows was appraised for $510,000 and had a mortgage balance of $949,356 as of December 31, 2014. The Partnership received $35,000 in cash proceeds, of which $23,624 was used to reimburse the General Partner or affiliates for expenses paid on its behalf, and the remaining $11,376 was retained in reserves for future operating expenses. The Partnership incurred $3,451 in sale related expenses which was netted against the proceeds from the sale in calculating the gain on sale. The Partnership’s investment balance is zero; therefore a gain of $31,549 was recorded. The Compliance Period for Pine Meadows has not yet expired. A Recapture Guarantee Surety Bond was issued to the Purchaser to guarantee the repayment of the recaptured tax credits and interests arising from any non-compliance as provided in Section 42 of the Internal Revenue Code arising after the date of the sale.

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

“Equity in losses of Local Limited Partnerships” for each of the periods ended September 30, 2015 and 2014 has been recorded by the Partnership. Management’s estimate for the three and six-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended September 30, 2015
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Partnership had $37,222 and $14,591 of cash equivalents as of September 30, 2015 and March 31, 2015, respectively.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended September 30, 2015
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Net Income (Loss) Per Partnership Unit

Net income (loss) per Partnership Unit includes no dilution and is computed by dividing loss available to Limited Partners by the weighted average number of Partnership Units outstanding during the period. Calculation of diluted net loss per Partnership Unit is not required.

Revenue Recognition

The Partnership is entitled to receive reporting fees from the Local Limited Partnerships. The intent of the reporting fees is to offset (in part) administrative costs incurred by the Partnership in corresponding with the Local Limited Partnerships. Due to the uncertainty of the collection of these fees, the Partnership recognizes reporting fees as collections are made.

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the six months ended September 30, 2015 and 2014, impairment loss related to investments in Local Limited Partnerships was $125,322 and $413,639, respectively.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended September 30, 2015
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of September 30, 2015 and March 31, 2015, the Partnership had acquired limited partnership interests in 4 and 6 Local Limited Partnerships, respectively, each of which owns one Housing Complex, consisting of an aggregate of 218 and 317 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and tax credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Six Months Ended September 30, 2015	For the Year Ended March 31, 2015
Investments per balance sheet, beginning of period	$148,733	$664,639
Impairment loss	(125,322)	(413,639)
Distributions received from Local Limited Partnership	-	(9,101)
Equity in losses of Local Limited Partnerships	(23,411)	(93,166)
Investments per balance sheet, end of period	$-	$148,733

Selected financial information for the six months ended September 30, 2015 and 2014 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2015	2014
Revenues	$721,000	$739,000
Expenses:
Interest expense	127,000	97,000
Depreciation and amortization	247,000	287,000
Operating expenses	486,000	546,000
Total expenses	860,000	930,000

Net loss	$(139,000)	$(191,000)
Net loss allocable to the Partnership	$(139,000)	$(191,000)
Net loss recorded by the Partnership	$(23,000)	$(66,000)

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended September 30, 2015
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continue

Troubled Housing Complexes

FDI-Pine Meadows 2003, Ltd. (“FDI-Pine Meadows”) is a rehabilitated 59-unit multifamily apartment complex consisting of fifteen one-story buildings containing one-bedroom units located in Hempstead, Texas. The rehabilitation began in June 2004 and was completed in October 2005 and the property had achieved 100% tax credit occupancy. The Local Limited Partnership’s expected last year of tax credits delivery was 2014 and the Local Limited Partnership’s Compliance Period ends in 2018.

FDI-Pine Meadows had not performed as anticipated and was on the watch list due to a low debt coverage ratio (“DCR”) and low economic occupancy. A combination of problem and non-paying tenants being evicted has contributed to the low occupancy rate as well as a low DCR. Physical occupancy was at 65% at the end of the first quarter of 2015.

FDI-Green Manor 2003, Ltd. (“FDI-Green Manor”) is a rehabilitated 40-unit multifamily apartment complex consisting of five two-story buildings containing one and two-bedroom units located in Hempstead, Texas. The rehabilitation began in July 2004 and was completed in January 2005 and the property had achieved 100% tax credit occupancy. The Local Limited Partnership’s expected last year of tax credits delivery was 2014 and the Local Limited Partnership’s Compliance Period ends in 2018.

FDI-Green Manor had not performed as anticipated and was on the watch list due to low DCR, low economic occupancy and a depleted reserve account. A combination of low occupancy rate and increased utility expenses contributed to accumulated vacancy loss, as well as a low DCR.

As of September 30, 2015, the Partnership sold its Local Limited Partnership interests in both FDI-Pine Meadows and FDI-Green Manor.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended September 30, 2015
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)
An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $42,843 and $45,828 were incurred during the six months ended September 30, 2015 and 2014, respectively. No payments of those fees were made during either of the six months ended September 30, 2015 and 2014.

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

(c)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $53,624 and $5,000 during the six months ended September 30, 2015 and 2014, respectively.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	September 30, 2015	March 31, 2015

Asset management fee payable	$928,077	$885,234
Expenses paid by the General Partner or its affiliates on behalf of the Partnership	25,116	38,284
Total	$953,193	$923,518

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2016.

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2015 and 2014, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at September 30, 2015 consisted of $37,000 in cash and cash equivalents and $3,000 in other assets. Liabilities at September 30, 2015 consisted of $953,000 of accrued fees and expenses due to General Partner and affiliates.

Results of Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014   The Partnership's net income for the three months ended September 30, 2015 was $27,000, reflecting an increase of $109,000 from the net loss of $82,000 for the three months ended September 30, 2014. The change was partially due to a $58,000 increase in gain on sale during the three months ended September 2015. The gain on sale of Local Limited Partnerships will vary from period to period depending on the value and sales price of the Housing Complexes that have been identified for disposition and the closing date of such transaction. There was a $3,000 decrease in legal and accounting fees for the three months ended September 30, 2015 due to the timing of the accounting work performed. Asset management fees decreased by $3,000 for the three months ended September 30, 2015. These fees are calculated based on the value of the invested assets, which decreased due to the sale of Local Limited Partnerships. Other expenses decreased by $2,000 for the three months ended September 30, 2015. This was mainly due to outsourcing of printing expenses related to investor reports during the three months ended September 30, 2014. During three months ended September 30, 2015, the Partnership experienced a $33,000 decrease in equity in losses of Local Limited Partnerships. The equity in losses of Local Limited Partnerships can vary from year to year depending on the operations of the Local Limited Partnerships. As all remaining investments in Local Limited Partnerships have been reduced to zero, no further equity in losses of Local Limited Partnerships expected to be recognized by the Partnership. Reporting fees increased by $10,000 for the three months ended September 30, 2015 due to the fact that Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

Six Months Ended September 30, 2015 Compared to Six Months Ended September 30, 2014 The Partnership's net loss for the six months ended September 30, 2015 was $153,000, reflecting a decrease of approximately $400,000 from the net loss of $553,000 for the six months ended September 30, 2014. The change was primarily due to $288,000 decrease in impairment loss for the six months ended September 30, 2015 compared to the six months ended September 30, 2014. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value to the Partnership compared to the current carrying value of each of the investments to the Partnership. There was a $58,000 increase in gain on sale during the six months ended September 30, 2015. The gain on sale of Local Limited Partnerships will vary from period to period depending on the value and sales price of the Housing Complexes

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

that have been identified for disposition and the closing date of such transaction. There was a $4,000 increase in legal and accounting fees for the six months ended September 30, 2015 due to the timing of the accounting work performed. Asset management fee decreased by $3,000 for the six months ended September 30, 2015 as discussed above. Other expenses decreased by $2,000 for the six months ended September 30, 2015. In addition, the Partnership experienced a $42,000 decrease in equity in losses of Local Limited Partnerships for the six months ended September 30, 2015. The equity in losses of Local Limited Partnerships can vary from year to year depending on the operations of the Local Limited Partnerships. As all remaining investments in Local Limited Partnerships have been reduced to zero, no further equity in losses of Local Limited Partnerships expected to be recognized by the Partnership. Reporting fees increased by $10,000 for the six months ended September 30, 2015 compared to the six months ended September 30, 2014 as discussed above.

Capital Resources and Liquidity

Six Months Ended September 30, 2015 Compared to Six Months Ended September 30, 2014  Net cash provided during the six months ended September 30, 2015 was $23,000, compared to net cash provided during the six months ended September 30, 2014 of $3,000. During the six months ended September 30, 2015, the Partnership received $58,000 in net proceeds from the disposition of Local Limited Partnerships compared to no proceeds received during the six months ended September 30, 2014. The net proceeds received from the sale of Local Limited Partnerships will vary from period to period depending on the values and sale prices of the Housing Complexes that have been disposed and the closing dates of such transactions. The Partnership reimbursed the General Partner or its affiliates $54,000 for expenses paid on its behalf during the six months ended September 30, 2015 compared to $5,000 reimbursed during the six months ended September 30, 2014. Reimbursement of operating expenses are paid after management reviews the cash position of the Partnership. Reporting fees increased by $10,000 and distributions decreased by $7,000 for the six months ended September 30, 2015. The Local Limited Partnerships pay reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

During the six months ended September 30, 2015, accrued payables, which consist primarily of asset management fees to the General Partner or its affiliates, increased by $30,000, compared to the six months ended September 30, 2014. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of September 30, 2015, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2016.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at September 30, 2015 and March 31, 2015, (ii) the Condensed Statements of Operations for the three and six months ended September 30, 2015 and September 30, 2014, (iii) the Condensed Statement of Partners’ Deficit for the six months ended September 30, 2015, (iv) the Condensed Statements of Cash Flows for the six months ended September 30, 2015 and September 30, 2014 and (v) the Notes to Condensed Financial Statements.

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

Date: November 5, 2015

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Senior Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date: November 5, 2015