Form 10-Q
period 2015-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 10
filed 2016-02-11
CIK 1156815

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

OR

*  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly Period Ended December 31, 2015

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	December 31, 2015	March 31, 2015
ASSETS
Cash and cash equivalents	$37,224	$14,591
Investments in Local Limited Partnerships, net (Note 2)	-	148,733
Other assets	2,700	-

Total Assets	$39,924	$163,324

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$976,243	$923,518

Total Liabilities	976,243	923,518

Partners’ Deficit:
General Partner	(12,279)	(12,103)
Limited Partners (25,000 Partnership Units authorized; 13,148 Partnership Units issued and outstanding)	(924,040)	(748,091)

Total Partners’ Deficit	(936,319)	(760,194)

Total Liabilities and Partners’ Deficit	$39,924	$163,324

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended December 31, 2015 and 2014
 (Unaudited)

	2015		2014
	Three	Nine	Three	Nine
	Months	Months	Months	Months
Operating income
Reporting fees	$-	$11,254	$-	$1,000

Total operating income	-	11,254	-	1,000

Operating expenses and loss:
Asset management fees (Note 3)	18,437	61,280	22,914	68,742
Impairment loss (Note 1)	-	125,322	-	413,639
Legal and accounting fees	2,200	28,300	1,200	23,300
Other	2,413	7,169	2,759	9,731

Total operating expenses and loss	23,050	222,071	26,873	515,412

Loss from operations	(23,050)	(210,817)	(26,873)	(514,412)

Equity in losses of Local Limited
Partnerships (Note 2)	-	(23,411)	(33,178)	(99,057)
Gain on sale of Local Limited Partnerships	-	58,099	-	-

Interest income	2	4	1	1

Net loss	$(23,048)	$(176,125)	$(60,050)	$(613,468)

Net loss allocated to:
General Partner	$(23)	$(176)	$(60)	$(613)

Limited Partners	$(23,025)	$(175,949)	$(59,990)	$(612,855)

Net loss per Partnership Unit	$(1)	$(13)	$(5)	$(47)

Outstanding weighted Partnership Units	13,148	13,148	13,148	13,148

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)
For the Nine Months Ended December 31, 2015
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2015	$(12,103)	$(748,091)	$(760,194)

Net loss	(176)	(175,949)	(176,125)

Partners’ deficit at December 31, 2015	$(12,279)	$(924,040)	$(936,319)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 31, 2015 and 2014
(Unaudited)

	2015	2014
Cash flows from operating activities:
Net loss	$(176,125)	$(613,468)
Adjustments to reconcile net loss to net
cash used in operating activities:
Impairment loss	125,322	413,639
Equity in losses of Local Limited Partnerships	23,411	99,057
Increase in other assets	(2,700)	-
Increase in accrued fees and expenses due to
General Partner and affiliates	52,725	96,772
Gain on sale of Local Limited Partnerships	(58,099)	-

Net cash used in operating activities	(35,466)	(4,000)

Cash flows from investing activities:
Distributions received from Local Limited Partnerships	-	9,102
Net proceeds from sale of Local Limited Partnerships	58,099	-

Net cash provided by investing activities	58,099	9,102

Net increase in cash and cash equivalents	22,633	5,102

Cash and cash equivalents, beginning of period	14,591	7,498

Cash and cash equivalents, end of period	$37,224	$12,600

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2015
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2016. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2015.

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

The partnership agreement authorized the sale of up to 25,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units has concluded, and 13,153 Partnership Units representing subscriptions in the amount of $13,119,270, net of dealer discounts of $31,220 and volume discounts of $2,510, had been accepted. As of December 31, 2015 and March 31, 2015 a total of 13,148 Partnership Units remain outstanding. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the “Limited Partners”) in the Partnership will be allocated the remaining 99.9% of these items in proportion to their respective investments.

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2015
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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2015
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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2017.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2015.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended December 31, 2015
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

As of December 31, 2015, the Partnership has identified the following Local Limited Partnerships for possible disposition.

Local Limited Partnership	Debt at 12/31/14	Appraisal value	Estimated sales price	Estimated sales expenses
Melodie Meadows Associates	1,193,322	$690,000	*	$2,700

* Estimated price and close date has yet to be determined. The Local Limited Partnership is not under contract to be purchased as of the report filing.

During the nine months ended December 31, 2015, the Partnership sold its Local Limited Partnership interest in FDI-Green Manor 2003 (“Green Manor”). Green Manor was appraised for $390,000 and had a mortgage balance of $1,029,016 as of December 31, 2014. The Partnership received $30,000 in cash proceeds, all of which were used to reimburse the General Partner or affiliates for expenses paid on its behalf. The Partnership incurred $3,450 in sale related expenses which was netted against the proceeds from the sale in calculating the gain on sale. The Partnership’s investment balance is zero; therefore a gain of $26,550 was recorded. The Compliance Period for Green Manor has not yet expired. A Recapture Guarantee Surety Bond was issued to the Purchaser to guarantee the repayment of the recaptured tax credits and interests arising from any non-compliance as provided in Section 42 of the Internal Revenue Code arising after the date of the sale.

During the nine months ended December 31, 2015, the Partnership sold its Local Limited Partnership interest in FDI-Pine Meadows 2003 (“Pine Meadows”). Pine Meadows was appraised for $510,000 and had a mortgage balance of $949,356 as of December 31, 2014. The Partnership received $35,000 in cash proceeds, of which $23,624 was used to reimburse the General Partner or affiliates for expenses paid on its behalf, and the remaining $11,376 was retained in reserves for future operating expenses. The Partnership incurred $3,451 in sale related expenses which was netted against the proceeds from the sale in calculating the gain on sale. The Partnership’s investment balance is zero; therefore a gain of $31,549 was recorded. The Compliance Period for Pine Meadows has not yet expired. A Recapture Guarantee Surety Bond was issued to the Purchaser to guarantee the repayment of the recaptured tax credits and interests arising from any non-compliance as provided in Section 42 of the Internal Revenue Code arising after the date of the sale.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended December 31, 2015
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

“Equity in losses of Local Limited Partnerships” for each of the periods ended December 31, 2015 and 2014, respectively has been recorded by the Partnership. Management’s estimate for the three and nine month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended December 31, 2015
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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of December 31, 2015 and March 31, 2015, the Partnership had $37,224 and $14,591 in cash and cash equivalents, respectively.

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

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the nine months ended December 31, 2015 and 2014, impairment loss related to investments in Local Limited Partnerships was $125,322 and $413,639, respectively.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended December 31, 2015
(Unaudited)
NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of December 31, 2015 and March 31, 2015, the Partnership had acquired limited partnership interests in 4 and 6 Local Limited Partnerships, respectively, each of which owns one Housing Complex, consisting of an aggregate of 218 and 317 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and tax credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Nine Months Ended December 31, 2015	For the Year Ended March 31, 2015
Investments per balance sheet, beginning of period	$148,733	$664,639
Impairment loss	(125,322)	(413,639)
Distributions received from Local Limited Partnership	-	(9,101)
Equity in losses of Local Limited Partnerships	(23,411)	(93,166)
Investments per balance sheet, end of period	$-	$148,733

Selected financial information for the nine months ended December 31, 2015 and 2014 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2015	2014
Revenues	$1,030,000	$1,109,000
Expenses:
Interest expense	168,000	146,000
Depreciation and amortization	357,000	431,000
Operating expenses	697,000	819,000
Total expenses	1,222,000	1,396,000

Net loss	$(192,000)	(287,000)
Net loss allocable to the Partnership	$(192,000)	$(287,000)
Net loss recorded by the Partnership	$(23,000)	$(99,000)

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended December 31, 2015
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

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

As of December 31, 2015, the Partnership sold its Local Limited Partnership interests in both FDI-Pine Meadows and FDI-Green Manor.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended December 31, 2015
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)
An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $61,280 and $68,742 were incurred during the nine months ended December 31, 2015 and 2014, respectively. No payments of those fees was made during the nine months ended December 31, 2015 and 2014.

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

(c)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements paid were $53,624 and $5,000 during the nine months ended December 31, 2015 and 2014, respectively.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	December 31, 2015	March 31, 2015

Asset management fee payable	$946,514	$885,234
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	29,729	38,284
Total	976,243	$923,518

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2017.

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2015 and 2014, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at December 31, 2015 consisted of $37,000 in cash and cash equivalents and $3,000 in other assets. Liabilities at December 31, 2015 consisted of $976,000 of accrued fees and expenses due to General Partner and affiliates.

Results of Operations

Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014  The Partnership's net loss for the three months ended December 31, 2015 was $23,000, reflecting a decrease of $37,000 from the net loss of $60,000 for the three months ended December 31, 2014. The decrease in the net loss is primarily due to a $33,000 decrease in equity in losses of Local Limited Partnerships for the three months ended December 31, 2015 compared to the three months ended December 31, 2014. The equity in losses of Local Limited Partnerships can vary from year to year depending on the operations of the Local Limited Partnerships. As all remaining investments in Local Limited Partnerships have been reduced to zero, no further equity in losses of Local Limited Partnerships is expected to be recognized by the Partnership. The Partnership’s asset management fees decreased $5,000 for the three months ended December 31, 2015 compared to the three months ended December 31, 2014. These fees are calculated based on the value of the invested assets, which decreased due to the sale of Local Limited Partnerships. Legal and accounting fees increased $1,000 due to the timing of the accounting work performed.

Nine Months Ended December 31, 2015 Compared to the Nine Months Ended December 31, 2014 The Partnership's net loss for the nine months ended December 31, 2015 was $176,000, reflecting a decrease of $437,000 from the net loss of $613,000 for the nine months ended December 31, 2014. There was a $58,000 increase in gain on sale during the nine months ended December 31, 2015. The gain on sale of Local Limited Partnerships will vary from period to period depending on the value and sales price of the Housing Complexes that have been identified for disposition and the closing date of such transaction. The Partnership experienced a $76,000 decrease in equity in losses of Local Limited Partnerships for the nine months ended December 31, 2015 compared to the nine months ended December 31, 2014. The equity in losses of Local Limited Partnerships can vary from year to year depending on the operations of the Local Limited Partnerships. As all remaining investments in Local Limited Partnerships have been reduced to zero, no further equity in losses of Local Limited Partnerships is expected to be recognized by the Partnership. Impairment loss decreased by $289,000 for the nine months ended December 31, 2015 compared to the nine months ended December 31, 2014. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value to the Partnership compared to the current carrying value of each of the investments to the Partnership. In addition, there was a $5,000 increase in legal and accounting fees for the nine months ended December 31, 2015 due to the timing of the accounting work performed. Asset

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Management fees decreased $8,000 for the nine months ended December 31, 2015 as discussed above. There was a $3,000 decrease in other expenses for the nine months ended. December 31, 2015 due mainly to outsourcing of printing expenses related to investor reports during the nine months ended December 31, 2014. There was a $10,000 increase in reporting fees for the nine months ended December 31, 2015 compared to the nine months ended December 31, 2014. Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

Capital Resources and Liquidity

Nine Months Ended December 31, 2015 Compared to Nine Months Ended December 31, 2014  The net increase in cash and cash equivalents during the nine months ended December 31, 2015 was $23,000, compared to net increase cash and cash equivalents of $5,000 used during the nine months ended December 31, 2014. The Partnership received $58,000 in net proceeds from the sale of two Local Limited Partnerships during the nine months ended December 31, 2015 compared to no proceeds received during the nine months ended December 31, 2014. Proceeds received from disposition vary depending on the sale prices and the value of the Housing Complexes that are sold. The Partnership reimbursed the General Partner or an affiliate $54,000 for expenses paid on its behalf during the nine months ended December 31, 2015 compared to $5,000 reimbursed during the nine months ended December 31, 2014. Reimbursements of operating expense are paid after management reviews the cash position of the Partnership. Reporting fees increased by $10,000 and distributions decreased by $9,000 for the nine months ended December 31, 2015. The Local Limited Partnerships pay reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

During the nine months ended December 31, 2015, accrued payables, which consist primarily of asset management fees to the General Partner or affiliates, increased by $53,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2015, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2017.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

32.1           Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2           Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at December 31, 2015 and March 31, 2015, (ii) the Condensed Statements of Operations for the three and nine months ended December 31, 2015 and 2014, (iii) the Condensed Statement of Partners’ Deficit for the nine months ended December 31, 2015, (iv) the Condensed Statements of Cash Flows for the nine months ended December 31, 2015 and 2014 and (v) the Notes to Condensed Financial Statements.

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

Date: February 11, 2016

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Senior Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date: February 11, 2016