Form 10-K
WNC HOUSING TAX CREDIT FUND VI LP SERIES 10
filed 2016-06-07
CIK 1156815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

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

UNITS OF LIMITED PARTNERSHIP INTEREST
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐  No x

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes o  No ☑

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

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

Pursuant to a supplement dated February 28, 2003 to the prospectus of the Partnership dated November 14, 2001, on March 6, 2003,  the Partnership commenced a public offering of 25,000 Units of Limited Partnership Interest ("Partnership Units") at a price of $1,000 per Partnership Unit. As of the close of the public offering, a total of 13,153 Partnership Units representing $13,119,270, net of dealer discounts of $31,220 and volume discounts of $2,510, had been sold. As of March 31, 2016 and 2015, a total of 13,148 Partnership Units remain outstanding. Holders of Partnership Units are referred to herein as “Limited Partners”.

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

The Partnership originally invested in six Local Limited Partnerships, two of which have been sold or otherwise disposed of as of March 31, 2016.  Each of these Local Limited Partnerships owns or owned a single Housing Complex that is eligible for the Low Income Housing Tax Credits.  Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them or the applicable Local Limited Partnership Interests. The objective is to wind down the Partnership after Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of at any time by the General Partner in its discretion. While liquidation of the Housing Complexes or the applicable Local Limited Partnership Interests continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2016.

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

During the year ended March 31. 2016, the Partnership sold its Local Limited Partnership interest in FDI-Green Manor 2003 (“Green Manor”). Green Manor was appraised for $390,000 and had a mortgage balance of $1,029,016 as of December 31, 2014. The Partnership received $30,000 in cash proceeds, all of which were used to reimburse the General Partner or affiliates for expenses paid on its behalf. The Partnership incurred $3,450 in sale related expenses which was netted against the proceeds from the sale in calculating the gain on sale. The Partnership’s investment balance is zero; therefore a gain of $26,550 was recorded. The Compliance Period for Green Manor has not yet expired. A Recapture Guarantee Surety Bond was issued to the Purchaser to guarantee the repayment of the recaptured tax credits and interests arising from any non-compliance as provided in Section 42 of the Internal Revenue Code arising after the date of the sale.

During the year ended March 31, 2016, the Partnership sold its Local Limited Partnership interest in FDI-Pine Meadows 2003 (“Pine Meadows”). Pine Meadows was appraised for $510,000 and had a mortgage balance of $949,356 as of December 31, 2014. The Partnership received $35,000 in cash proceeds, of which $23,624 was used to reimburse the General Partner or affiliates for expenses paid on its behalf, and the remaining $11,376 was retained in reserves for future operating expenses. The Partnership incurred $3,451 in sale related expenses which was netted against the proceeds from the sale in calculating the gain on sale. The Partnership’s investment balance is zero; therefore a gain of $31,549 was recorded. The Compliance Period for Pine Meadows has not yet expired. A Recapture Guarantee Surety Bond was issued to the Purchaser to guarantee the repayment of the recaptured tax credits and interests arising from any non-compliance as provided in Section 42 of the Internal Revenue Code arising after the date of the sale.

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

For each of the years ended March 31, 2016, 2015 and 2014, a loss in value of an investment in a Local Limited Partnership, other than a temporary decline, is recorded by the Partnership in its financial statements as an impairment loss. Impairment is measured by comparing the Partnership’s carrying amount in the investment to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and any estimated residual value to the Partnership. For the years ended March 31, 2016, 2015 and 2014, impairment loss related to investments in Local Limited Partnerships was $125,322, $413,639 and $770,604, respectively.

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

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner.  These asset management fees payable increased by approximately $80,000, $92,000 and $92,000 for the years ended March 31, 2016, 2015 and 2014, respectively.  The Partnership’s future contractual cash obligations consist of its obligations to pay future annual asset management fees and the payables due to the Local Limited Partnerships.  The future annual asset management fees will equal approximately $74,000 per year through the termination of the Partnership, which must occur no later than December 31, 2062.  Though the amounts payable to the General Partner and/or its affiliates are contractually  currently payable,  the Partnership  anticipates that the General Partner and/or its affiliates will not require the payment of these contractual  obligations until capital reserves are in excess of the aggregate of the existing  contractual  obligations  and anticipated future foreseeable  obligations of the Partnership.  The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2017.

Item 1B.  Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes.  The following table reflects the status of the six Housing Complexes as of the dates or for the periods indicated:

WNC Housing Tax Credit Fund VI, L.P., Series 10
March 31, 2016

			As of March 31, 2016		As of December 31, 2015
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership

Catoosa Senior Village, L.P.	Calhoun, Georgia	BC Holdings, LLC	$1,997,000	$1,997,000	60	$2,663,000	$2,207,000

Humboldt Village, L.P.	Winnemucca, Nevada	Humboldt Village, LLC	1,713,000	1,713,000	66	2,351,000	2,174,000

Melodie Meadows Associates, Ltd.	Glencoe, Alabama	Eagle Creek Partners	1,569,000	1,569,000	40	2,135,000	1,258,000

Starlight Place, L.P.	Americus, Georgia	BC Holdings, LLC	3,258,000	3,258,000	52	4,402,000	354,000

			$8,537,000	$8,537,000	218	$11,551,000	$5,993,000

(1)
Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10 year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period. All of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships and allocated to the Limited Partners and General Partner and are no longer available to the Partnership’s Limited Partners.

WNC Housing Tax Credit Fund VI, L.P., Series 10
March 31, 2016

	For the Year Ended December 31, 2015
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Low Income Housing Tax Credits Allocated to Partnership

Catoosa Senior Village, L.P.	$288,000	$(124,000)	99.97%

Humboldt Village, L.P.	431,000	18,000	92.06%

Melodie Meadows Associates, Ltd.	182,000	(47,000)	99.98%

Starlight Place, L.P.	284,000	(130,000)	99.97%

	$1,185,000	$(283,000)

WNC Housing Tax Credit Fund VI, L.P., Series 10
March 31, 2016

		Occupancy Rates As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2015	2014	2013	2012	2011

Catoosa Senior Village, L.P.	Calhoun, Georgia	BC Holdings, LLC	95%	100%	93%	100%	87%

FDI – Green Manor 2003, Ltd.	Hempstead, Texas	Fieser Holding, Inc.	N/A	58%	55%	68%	60%

FDI – Pine Meadows 2003, Ltd.	Prairie View, Texas	Fieser Holding, Inc.	N/A	66%	51%	85%	73%

Humboldt Village, L.P.	Winnemucca, Nevada	Humboldt Village, LLC	97%	92%	92%	94%	92%

Melodie Meadows Associates, Ltd.	Glencoe, Alabama	Eagle Creek Partners	100%	100%	98%	100%	100%

Starlight Place, L.P.	Americus, Georgia	BC Holdings, LLC	100%	100%	100%	100%	98%

		Weighted Average	98%	86%	82%	92%	85%

N/A - The Partnership sold its interest in the Local Limited Partnership prior to the respective year end.

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

b)	At March 31, 2016, there were 648 Limited Partners and no assignees of Partnership Units who were not admitted as Limited Partners.

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

d)	No securities are authorized for issuance by the Partnership under equity compensation plans.

e)	The Partnership does not issue common stock.

f)	No unregistered securities were sold by the Partnership during the year ended March 31, 2016.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	March 31,
	2016	2015	2014	2013	2012

ASSETS
Cash and cash equivalents	$41,923	$14,591	$7,498	$44,994	$78,290
Investments in Local Limited Partnerships, net	-	148,733	664,639	1,698,269	3,015,489
Other assets	2,700	-	-	-	-
Total Assets	$44,623	$163,324	$672,137	$1,743,263	$3,093,779

LIABILITIES
Payables to Local Limited Partnerships	$-	$-	$-	$-	$-
Accrued fees and expenses due to General Partner and affiliates	999,908	923,518	799,168	701,922	621,240

Total Liabilities	999,908	923,518	799,168	701,922	621,240

PARTNERS' EQUITY (DEFICIT)	(955,285)	(760,194)	(127,031)	1,041,341	2,472,539

Total Liabilities and Partners’ Equity (Deficit)	$44,623	$163,324	$672,137	$1,743,263	$3,093,779

Selected results of operations, cash flows and other information for the Partnership are as follows:

	For the Years Ended March 31,
	2016	2015	2014	2013	2012

Loss from operations (Note 1)	$(229,785)	$(539,998)	$(906,853)	$(1,139,340)	$(1,076,610)
Equity in losses of Local Limited Partnerships	(23,411)	(93,166)	(261,526)	(291,873)	(340,344)
Gain on sale of Local Limited Partnerships	58,099	-	-	-	-
Interest income	6	1	7	15	42

Net loss	$(195,091)	$(633,163)	$(1,168,372)	$(1,431,198)	$(1,416,912)

Net loss allocated to:
General Partner	$(195)	$(633)	$(1,168)	$(1,431)	$(1,417)

Limited Partners	$(194,896)	$(632,530)	$(1,167,204)	$(1,429,767)	$(1,415,495)

Net loss per Partnership Unit	$(14.82)	$(48.11)	$(88.77)	$(108.70)	$(107.62)

Outstanding weighted Partnership Units	13,148	13,148	13,148	13,153	13,153

Note 1 - Loss from operations for the years ended March 31, 2016, 2015, 2014, 2013, and 2012, includes a charge for impairment loss on investments in Local Limited Partnerships of $125,322, $413,639, $770,604, $1,016,943, and $848,299, respectively, (see Note 2 to the financial statements).

	For the Years Ended March 31,
	2016	2015	2014	2013	2012

Net cash provided by (used in):
Operating activities	$(30,767)	$(2,008)	$(38,996)	$(41,700)	(145,862)
Investing activities	58,099	9,101	1,500	8,404	-
Net change in cash and cash equivalents	27,332	7,093	(37,496)	(33,296)	(145,862)

Cash and cash equivalents, beginning of year	14,591	7,498	44,994	78,290	224,152

Cash and cash equivalents, end of year	$41,923	$14,591	$7,498	$44,994	78,290

Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

	2015	2014	2013	2012	2011
Federal	$16	$49	$81	$101	$101
State	-	-	-	-	-
Total	$16	$49	$81	$101	$101

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

Impact of Recent Accounting Pronouncements

In January 2014, the FASB issued an amendment to the accounting and disclosure requirements for investments in qualified affordable housing projects. The amendments provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for interim and annual periods beginning after December 15, 2014 and should be applied retrospectively to all periods presented. Early adoption is permitted. The adoption of this update did not materially affect the Partnership's financial statements.

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

Financial Condition

For the year ended March 31, 2016

The Partnership’s assets at March 31, 2016 consisted of $42,000 in cash and cash equivalents and other assets of $3,000. Liabilities at March 31, 2016 consisted of $1,000,000 of accrued fees and expenses due to General Partner and affiliates, (See “Future Contractual Cash Obligations” below).

Results of Operations

Year Ended March 31, 2016 Compared to Year Ended March 31, 2015  The Partnership’s net loss for the year ended March 31, 2016 was $195,000, reflecting a decrease of $438,000 from the net loss experienced for the year ended March 31, 2015 of $633,000. The decrease in net loss was due in part to a decrease of $288,000 in impairment loss for the year ended March 31, 2016 compared to the year ended March 31, 2015.   The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership compared to the current net investment balance that is being carried for the particular Local Limited Partnerships. There was a $58,000 increase in gain on sale during the year ended March 31, 2016. The gain on sale of Local Limited Partnerships will vary from period to period depending on the value and sales price of the Housing Complexes that have been identified for disposition and the closing date of such transaction.  There was also a decrease of $70,000 in equity in losses of Local Limited Partnerships.  The equity in losses can vary from year to year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships. As all remaining investments in Local Limited Partnerships have been reduced to zero, no further equity in losses of Local Limited Partnerships is expected to be recognized by the Partnership. Accounting and legal fees increased by $5,000 for the year ended March 31, 2016 compared to the year ended March 31, 2015 due to the timing of the accounting work performed. The Partnership’s asset management fees decreased $12,000 for the year ended March 31, 2016. These fees are calculated based on the value of the invested assets, which decreased due to the sale of Local Limited Partnerships.  Reporting fees and distribution income increased by $13,000 for the year ended March 31, 2016 due to the fact that Local Limited Partnerships pay the reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

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

Liquidity and Capital Resources

Year Ended March 31, 2016 Compared to Year Ended March 31, 2015   The net increase in cash and cash equivalents during the year ended March 31, 2016 was $27,000 compared to a net increase in cash and cash equivalents for the year ended March 31, 2015 of $7,000.  The Partnership received $58,000 in net proceeds from the sale of two Local Limited Partnerships during the year ended March 31, 2016 compared to no proceeds received during the year ended March 31, 2015. Proceeds received from disposition vary depending on the sale prices and the value of the Housing Complexes that are sold. The Partnership reimbursed the General Partner or an affiliate $54,000 for expenses paid on its behalf during the year ended March 31, 2016 compared to $5,000 reimbursed during the year ended March 31, 2015. Reimbursements of operating expense are paid after management reviews the cash position of the Partnership. Reporting fees increased by $9,000 and distributions decreased by $5,000 for the year ended March 31, 2016. The Local Limited Partnerships pay reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

Year Ended March 31, 2015 Compared to Year Ended March 31, 2014   The net increase in cash and cash equivalents during the year ended March 31, 2015 was $7,000 compared to a net decrease in cash and cash equivalents for the year ended March 31, 2014 of $37,000. During the year ended March 31, 2015 the Partnership reimbursed the General Partner or an affiliate $5,000 for operating expenses paid on its behalf compared to $39,000 reimbursed during the year ended March 31, 2014.  The reimbursement of operating expenses are paid after management reviews the cash position of the Partnership.  The Partnership also collected $3,000 more in reporting fees and $7,000 more of distributions during the year ended March 31, 2015 compared to the year ended March 31, 2014 due to the fact that Local Limited Partnerships pay the reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

Accrued payables, which consist primarily of related party asset management fees due to the General Partner, increased by approximately $76,000, $124,000 and $97,000, for the years ended March 31, 2016, 2015 and 2014, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2017.

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

As of December 31, 2015, the Partnership sold its Local Limited Partnership interests in both FDI-Pine Meadows and FDI-Green Manor.

Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2016:

	2017	2018	2019	2020	2021	Thereafter	Total

Asset management fees(1)	$1,073,656	$73,748	$73,748	$73,748	$73,748	$3,023,668	$4,392,316
Total contractual cash obligations	$1,073,656	$73,748	$73,748	$73,748	$73,748	$3,023,688	$4,392,316

(1)
Asset management fees are payable annually until termination of the Partnership, which is to occur no later than December 31, 2062. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes owned at March 31, 2016  until December 31, 2062. Amounts due to the General Partner as of March 31, 2016 have been included in the 2017 column.  The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 10

We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund VI, L.P., Series 10 (the "Partnership") as of March 31, 2016 and 2015, and the related statements of operations, partners' equity (deficit), and cash flows for each of the years in the three-year period ended March 31, 2016. The Partnership's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Local Limited Partnerships which investments represent $0 and $148,733 of the total Partnership assets as of March 31, 2016 and 2015, respectively, and $0, $93,644 and 132,713 of the total Partnership loss for the years ended March 31, 2016, 2015 and 2014, respectively. Those statements were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to those Local Limited Partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 10 as of March 31, 2016 and 2015 and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 15(a)(2) in the index related to each of the years in the three-year period ended March 31, 2016 is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule is the responsibility of WNC Housing Tax Credit Fund VI, L.P., Series 10's management. This schedule has been subjected to the auditing procedures applied to the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ CohnReznick LLP
Bethesda, Maryland
June 7, 2016

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

3421 N. Causeway Blvd., Suite 701 ● Metairie, LA 70002 ● Telephone (504) 837-0770 ● Fax (504) 837-7102
201 St. Charles Ave., Suite 2500 ● New Orleans, LA 70170 ● Telephone (504) 599-5905 ● Fax (504) 837-7102
www.pmlcpa.com

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

BALANCE SHEETS

	March 31,
	2016	2015
ASSETS
Cash and cash equivalents	$41,923	$14,591
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	148,733
Other assets	2,700	-

Total Assets	$44,623	$163,324

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$999,908	$923,518

Total Liabilities	999,908	923,518

Partners’ Equity (Deficit)
General Partner	(12,298)	(12,103)
Limited Partners (25,000 Partnership Units authorized; 13,148 Partnership Units issued and outstanding)	(942,987)	(748,091)

Total Partners’ Equity (Deficit)	(955,285)	(760,194)

Total Liabilities and Partners’ Equity (Deficit)	$44,623	$163,324

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

STATEMENTS OF OPERATIONS
For the Years Ended March 31, 2016, 2015 and 2014

	For the Years Ended March 31
	2016	2015	2014

Operating income:
Reporting fees	$12,417	$2,990	$-
Distribution income	3,534	-	-
Total operating income	15,951	2,990	-

Operating expenses and loss:
Asset management fees (Note 3)	79,717	91,656	91,656
Impairment loss (Note 2)	125,322	413,639	770,604
Accounting and legal fees	29,500	24,500	30,001
Other	11,197	13,193	14,592
Total operating expenses and loss	245,736	542,988	906,853

Loss from operations	(229,785)	(539,998)	(906,853)

Equity in losses of Local Limited Partnerships (Note 2)	(23,411)	(93,166)	(261,526)

Gain on sale of Local Limited Partnerships	58,099	-	-

Interest income	6	1	7

Net loss	$(195,091)	$(633,163)	$(1,168,372)

Net loss allocated to:
General Partner	$(195)	$(633)	$(1,168)
Limited Partners	$(194,896)	$(632,530)	$(1,167,204)

Net loss per Partnership Unit	$(14.82)	$(48.11)	$(88.77)

Outstanding weighted Partnership Units	13,148	13,148	13,148

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

For the Years Ended March 31, 2016, 2015 and 2014

	General Partner	Limited Partners	Total

Partners’ equity (deficit) at March 31, 2013	$(10,302)	$1,051,643	$1,041,341

Net loss	(1,168)	(1,167,204)	(1,168,372)

Partners’ deficit at March 31, 2014	(11,470)	(115,561)	(127,031)

Net loss	(633)	(632,530)	(633,163)

Partners’ deficit at March 31, 2015	(12,103)	(748,091)	(760,194)

Net loss	(195)	(194,896)	(195,091)

Partners’ deficit at March 31, 2016	$(12,298)	$(942,987)	$(955,285)

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

For the Years Ended March 31, 2016, 2015 and 2014

	For The Years Ended March 31,
	2016	2015	2014

Cash flows from operating activities:
Net loss	$(195,091)	$(633,163)	$(1,168,372)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss	125,322	413,639	770,604
Equity in losses of Local Limited Partnerships	23,411	93,166	261,526
Kde Increase in other assets	(2,700)	-	-
Increase in accrued fees and expenses due to General Partner andaffiliates	76,390	124,350	97,246
Gain on sale of Local Limited Partnerships	(58,099)	-	-

Net cash used in operating activities	(30,767)	(2,008)	(38,996)

Cash flows from investing activities:
Distributions received from Local Limited Partnerships	-	9,101	1,500
Net proceeds from sale of Local Limited Partnerships	58,099	-	-

Net cash provided by investing activities	58,099	9,101	1,500

Net increase (decrease) in cash and cash equivalents	27,332	7,093	(37,496)

Cash and cash equivalents, beginning of year	14,591	7,498	44,994

Cash and cash equivalents, end of year	$41,923	$14,591	$7,498

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$800	$800	$-

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2016, 2015 and 2014

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

The partnership agreement authorized the sale of up to 25,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit.  The offering of Partnership Units has concluded, and 13,153 Partnership Units representing subscriptions in the amount of $13,119,270, net of dealer discounts of $31,220 and volume discounts of $2,510, had been accepted. As of March 31, 2016 and 2015, a total of 13,148 Partnership Units remain outstanding. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership.  The investors (the “Limited Partners”) in the Partnership will be allocated the remaining 99.9% of these items in proportion to their respective investments.

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

For the Years Ended March 31, 2016, 2015 and 2014

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2017.

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

For the Years Ended March 31, 2016, 2015 and 2014

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available.  Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2016.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2016, 2015 and 2014

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income.  As of March 31, 2016 and 2015, all and five of the investment accounts in Local Limited Partnerships had reached zero, respectively.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.    The Partnership had cash equivalents of $41,923 and $14,591, respectively, as of  March 31, 2016 and 2015.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2016, 2015 and 2014

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the years ended March 31, 2016, 2015 and 2014, impairment loss related to investments in Local Limited Partnerships was $125,322, $413,639 and $770,604, respectively.

Impact of Recent Accounting Pronouncements

In January 2014, the FASB issued an amendment to the accounting and disclosure requirements for investments in qualified affordable housing projects. The amendments provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for interim and annual periods beginning after December 15, 2014 and should be applied retrospectively to all periods presented. Early adoption is permitted. The adoption of this update did not materially affect the Partnership's financial statements.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2016, 2015 and 2014

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of March 31, 2016 and 2015, the Partnership owns Local Limited Partnership Interests in 4 and 6 Local Limited Partnerships, respectively, each of which owns or owned one Housing Complex, consisting of an aggregate of 218 and 317 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership.  The Partnership, as a limited partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses and Low Income Housing Tax Credits of the Local Limited Partnerships.

The Partnership’s investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2016 and 2015 are approximately $4,934,000 and $5,683,000, respectively, less than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined condensed financial statements presented below.  This difference is primarily due to acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account, impairment losses recorded in the Partnership’s investment account and capital contributions payable to the Local Limited Partnerships which were netted against partner capital in the Local Limited Partnership’s financial statements.

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the years ended March 31, 2016, 2015 and 2014, impairment loss related to investments in Local Limited Partnerships was $125,322, $413,639 and $770,604, respectively.

At March 31, 2016 and 2015 the investment accounts in certain Local Limited Partnerships have reached a zero balance.  Consequently, a portion of the Partnership’s estimate of its share of losses for the years ended March 31, 2016, 2015 and 2014 amounting to approximately $262,000, $255,000 and $121,000, respectively, have not been recognized.  As of March 31, 2016, the aggregate share of net losses not recognized by the Partnership amounted to approximately $478,000.

The following is a summary of the equity method activity of the investments in the Local Limited Partnerships for the periods presented:

	For The Years Ended March 31,
	2016	2015	2014

Investments per balance sheet, beginning of period	$148,733	$664,639	$1,698,269
Impairment loss	(125,322)	(413,639)	(770,604)
Equity in losses of Local Limited Partnerships	(23,411)	(93,166)	(261,526)
Distributions received from Local Limited Partnerships	-	(9,101)	(1,500)
Investment per balance sheet, end of period	$-	$148,733	$664,639

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2016, 2015 and 2014

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

COMBINED CONDENSED BALANCE SHEETS

	2015	2014
ASSETS
Buildings and improvements (net of accumulated depreciation as of December 31, 2015 and 2014, of 5,720,000 and $6,260,000, respectively)	$10,123,00	$13,232,000
Land	993,000	1,067,000
Other assets	1,447,000	1,488,000
Total assets	$12,563,000	$15,787,000

LIABILITIES
Mortgage payable	$5,993,000	$7,943,000
Due to affiliates	115,000	238,000
Other liabilities	66,000	285,000

Total liabilities	6,174,000	8,466,000

PARTNERS' EQUITY
WNC Housing Tax Credit Fund VI, L.P., Series 10	4,934,000	5,832,000
Other partners	1,455,000	1,489,000
Total partners’ equity	6,389,000	7,321,000
Total liabilities and partners’ equity	$12,563,000	$15,787,000

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2016, 2015 and 2014

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2015	2014	2013

Revenues	$1,267,000	1,651,000	$1,479,000

Expenses:
Operating expenses	940,000	1,104,000	195,000
Interest expense	159,000	349,000	574,000
Depreciation and amortization	451,000	547,000	1,092,000

Total expenses	1,550,000	2,000,000	1,861,000

Net loss	$(283,000)	(349,000)	$(382,000)

Net loss allocable to the Partnership,	$(285,000)	(348,000)	$(382,000)

Net loss recorded by the Partnership	$(23,000)	(93,000)	$(262,000)

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

During the year ended March 31, 2016, the Partnership sold its Local Limited Partnership interests in both FDI-Pine Meadows and FDI-Green Manor.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2016, 2015 and 2014

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

An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $79,717, $91,656 and $91,656 were incurred during the years ended March 31, 2016, 2015 and 2014, respectively, none of which was paid during the years ended March 31, 2016, 2015 and 2014.

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

The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership.  Operating expense reimbursements paid were $53,624, $5,000 and $39,003, during the years ended March 31, 2016, 2015 and 2014, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2016, 2015 and 2014

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

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	March 31,
	2016	2015

Asset management fee payable	$964,951	$885,234
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	34,957	38,284

Total	$999,908	$923,518

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2017.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2016, 2015 and 2014

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31 (rounded):

	June 30	September 30	December 31	March 31
2016

Income	$-	$11,000	$-	$5,000

Operating expenses and loss	156,000	43,000	23,000	24,000

Loss from operations	(156,000)	(32,000)	(23,000)	(19,000)

Equity in losses of Local Limited Partnerships	(23,000)	-	-	-

Gain on sale of Local Limited Partnerships	-	58,000	-	-

Net income (loss)	(179,000)	26,000	(23,000)	(19,000)

Net income (loss) available to Limited Partners	(179,000)	26,000	(23,000)	(19,000)

Net income (loss) per Partnership Unit	(14)	2	(1)	(1)

	June 30	September 30	December 31	March 31
2015

Income	$-	1,000	-	2,000

Operating expenses and loss	438,000	50,000	27,000	28,000

Loss from operations	(438,000)	(49,000)	(27,000)	(26,000)

Equity in losses of Local Limited Partnerships	(33,000)	(33,000)	(33,000)	6,000

Net loss	(471,000)	(82,000)	(60,000)	(20,000)

Net loss available to Limited Partners	(471,000)	(82,000)	(60,000)	(20,000)

Net loss per Partnership Unit	(36)	(6)	(5)	(1)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2016, 2015 and 2014

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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures,” the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2016.

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

(c)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

(a)  Compensation for Services

For services rendered by the General Partner or an affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any such affiliate may receive an annual asset management fee not to exceed 0.5% of the invested assets of the Local Limited Partnerships, including the Partnership’s allocable share of the mortgages.  The asset management fee is payable with respect to the previous calendar quarter on the first day of each calendar quarter during the year. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets.  Asset management fees of $79,717, $91,656, and $91,656 were incurred during the years ended March 31, 2016, 2015 and 2014, none of which was paid during the years ended March 31, 2016, 2015 and 2014.

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

The unpaid operating expenses reimbursable to the General Partner or its affiliates were $34,957, $38,284 and $5,590 for the years ended March 31, 2016, 2015, and 2014, respectively. The Partnership reimbursed the General Partner or its affiliates for operating expenses of $53,624, $5,000 and $39,003, during the years ended March 31, 2016, 2015, and 2014, respectively.

(c)   Interest in Partnership

The General Partner receives 0.1% of the Partnership’s allocated Low Income Housing Tax Credits, which approximated $212, $648 and $1,059, for the years ended December 31, 2015, 2014 and 2013.  The General Partner is also entitled to receive 0.1% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2016, 2015, and 2014.  The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 10% and the Limited Partners 90% of any remaining proceeds.  There were no such distributions of cash to the General Partner during the years ended March 31, 2016, 2015, and 2014.

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

(b)	The Partnership has no directors.

Item 14.  Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firm for the years ended March 31:

	2016	2015
Audit Fees	$23,000	$22,000
Audit-related Fees	-	-
Tax Fees	4,000	-
All Other Fees	-	-
TOTAL	$27,000	$22,000

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are preapproved by the General Partner.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)     List of financial statements included in Part II hereof

Reports of Independent Registered Public Accounting Firms
Balance Sheets, March 31, 2016 and 2015
Statements of Operations for the Years Ended March 31, 2016, 2015 and 2014
Statements of Partners’ Equity (Deficit) for the years ended March 31, 2016, 2015 and 2014
Statements of Cash Flows for the years ended March 31, 2016, 2015, and 2014
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

99.2
Financial Statements of Starlight, L.P., as of and for the years ended December 31, 2014 and 2013, together with Independent Auditors’ Report thereon; a significant subsidiary of the Partnership. (filed herewith)

101.
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets at March 31, 2016 and 2015, (ii) the Statements of Operations for the years ended March 31, 2016, 2015 and 2014, (iii) the Statements of Partners’ Equity (Deficit) for the years ended March 31, 2016, 2015 and 2014, (iv) the Statements of Cash Flows for the years ended March 31, 2016, 2015 and 2014 and (v) the Notes to Financial Statements

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

WNC Housing Tax Credit Fund VI, L.P., Series 10
Real Estate Owned by Local Limited Partnerships
March 31, 2016

		As of March 31, 2016		Initial Cost to Partnership			As of December 31, 2015
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value
Catoosa Senior Village, L.P.	Calhoun, Georgia	$1,997,000	$1,997,000	$456,000	$4,352,000	$10,000	$2,207,000	$456,000	$4,362,000	$1,813,000	$3,005,000

Humboldt Village, L.P.	Winnemucca, Nevada	1,713,000	1,713,000	79,000	4,223,000	69,000	2,174,000	79,000	4,292,000	1,385,000	2,986,000

Melodie Meadows Associates, Ltd.	Glencoe, Alabama	1,569,000	1,569,000	209,000	2,693,000	56,000	1,258,000	209,000	2,749,000	1,008,000	1,950,000

Starlight Place, L.P.	Americus, Georgia	3,258,000	3,258,000	249,000	4,396,000	44,000	354,000	249,000	4,440,000	1,514,000	3,175,000

		$8,537,000	$8,537,000	$993,000	$15,664,000	$179,000	$5,993,000	$993,000	$15,843,000	$5,720,000	$11,116,000

WNC Housing Tax Credit Fund VI, L.P., Series 10
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2016

	For the Year Ended December 31, 2015
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Estimated Useful Life (Years)

Catoosa Senior Village, L.P.	$288,000	$(124,000)	2003	40

Humboldt Village, L.P.	431,000	18,000	2004	40

Melodie Meadows Associates, Ltd.	182,000	(47,000)	2003	40

Starlight Place, L.P.	284,000	(130,000)	2004	40

	$1,185,000	$(283,000)

WNC Housing Tax Credit Fund VI, L.P., Series 10
Real Estate Owned by Local Limited Partnerships
March 31, 2015

		As of March 31, 2015		Initial Cost to Partnership			As of December 31, 2014
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value
Catoosa Senior Village, L.P.	Calhoun, Georgia	$1,997,000	$1,997,000	$456,000	$4,352,000	$10,000	$2,215,000	$456,000	$4,362,000	$1,684,000	$3,134,000

FDI-Green Manor 2003, Ltd.	Hempstead, Texas	613,000	613,000	27,000	1,734,000	56,000	1,029,000	27,000	1,790,000	483,000	1,334,000

FDI-Pine Meadows 2003, Ltd.	Prairie View, Texas	668,000	668,000	47,000	1,693,000	183,000	949,000	47,000	1,876,000	504,000	1,419,000

Humboldt Village, L.P.	Winnemucca, Nevada	1,713,000	1,713,000	79,000	4,223,000	59,000	2,199,000	79,000	4,282,000	1,276,000	3,085,000

Melodie Meadows Associates, Ltd.	Glencoe, Alabama	1,569,000	1,569,000	209,000	2,693,000	49,000	1,194,000	209,000	2,742,000	935,000	2,016,000

Starlight Place, L.P.	Americus, Georgia	3,258,000	3,258,000	249,000	4,396,000	44,000	357,000	249,000	4,440,000	1,378,000	3,311,000

		$9,818,000	$9,818,000	$1,067,000	$19,091,000	$401,000	$7,943,000	$1,067,000	$19,492,000	$6,260,000	$14,299,000

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

Date:        June 7, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:           /s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date:       June 7, 2016

By:           /s/ Melanie R. Wenk
Melanie R. Wenk,
Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:      June 7, 2016

By:           /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date:      June 7, 2016

By:           /s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date:      June 7, 2016