Form 10-Q
period 2016-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 10
filed 2016-08-15
CIK 1156815

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

(714) 622-5565
( Telephone Number )

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

INDEX TO FORM 10-Q
 For the quarterly period ended June 30, 2016

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2016	March 31, 2016
ASSETS
Cash and cash equivalents	$31,926	$41,923
Investments in Local Limited Partnerships, net (Note 2)	-	-
Other assets	-	2,700

Total Assets	$31,926	$44,623

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$1,013,665	$999,908

Total Liabilities	1,013,665	999,908

Partners’ Deficit:
General Partner	(12,324)	(12,298)
Limited Partners (25,000 Partnership Units authorized;13,128 and 13,148 Partnership Units, respectively, issued and outstanding)	(969,415)	(942,987)

Total Partners’ Deficit	(981,739)	(955,285)

Total Liabilities and Partners’ Deficit	$31,926	$44,623

 See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2016 and 2015
 (Unaudited)

	2016	2015
	Three Months	Three Months

Operating expenses and loss:
Asset management fees (Note 3)	$18,437	$22,914
Impairment loss (Note 2)	-	125,322
Legal and accounting fees	4,032	6,500
Write-off of other assets	2,700	-
Other	1,287	1,538

Total operating expenses and loss	26,456	156,274

Loss from operations	(26,456)	(156,274)

Equity in losses of Local Limited Partnerships (Note 2)	-	(23,411)

Interest income	2	-

Net loss	$(26,454)	$(179,685)

Net loss allocated to:
General Partner	$(26)	$(180)

Limited Partners	$(26,428)	$(179,505)

Net loss per Partnership Unit	$(2)	$(14)

Outstanding weighted Partnership Units	13,128	13,148

 See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ DEFICIT
For the Three Months Ended June 30, 2016
 (Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2016	$(12,298)	$(942,987)	$(955,285)

Net loss	(26)	(26,428)	(26,454)

Partners’ deficit at June 30, 2016	$(12,324)	$(969,415)	$(981,739)

 See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2016 and 2015
(Unaudited)

	2016	2015
Cash flows from operating activities:
Net loss	$(26,454)	$(179,685)
Adjustments to reconcile net loss to net
cash used in operating activities:
Impairment loss	-	125,322
Equity in losses of Local Limited Partnerships	-	23,411
Increase in accrued fees and expenses due to
General Partner and affiliates	13,757	38,252
(Increase) decrease in other assets	2,700	(7,300)
Net cash used in operating activities	(9,997)	-

Net decrease in cash and cash equivalents	(9,997)	-

Cash and cash equivalents, beginning of period	41,923	14,591

Cash and cash equivalents, end of period	$31,926	$14,591

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-

 See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended June 30, 2016
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2017. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2016.

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

The partnership agreement authorized the sale of up to 25,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units has concluded, and 13,153 Partnership Units representing subscriptions in the amount of $13,119,270, net of dealer discounts of $31,220 and volume discounts of $2,510, had been accepted. As of June 30, 2016 and March 31, 2016, a total of 13,128 and 13,148 Partnership Units, respectively, remain outstanding. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the “Limited Partners”) in the Partnership will be allocated the remaining 99.9% of these items in proportion to their respective investments.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended June 30, 2016
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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended June 30, 2016
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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2017.

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

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met. None of the remaining Housing Complexes have completed their 15-year Compliance Period.

With that in mind, the General Partner is continuing its review of the Housing Complexes. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2016.

As of March 31, 2016, the Partnership sold its Local Limited Partnership interest in FDI-Green Manor 2003 (“Green Manor”) and FDI-Pine Meadows 2003 (“Pine Meadows”). The Compliance Periods for Green Manor and Pine Meadows expire in 2018. Recapture Guarantee Surety Bonds were issued to the Purchasers to guarantee the repayment of the recaptured tax credits and interests arising from any non-compliance as provided in Section 42 of the Internal Revenue Code arising after the date of the sale.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended June 30, 2016
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

As of June 30, 2016 the Partnership has identified the following Local Limited Partnerships for possible disposition.

Local Limited Partnership	Debt at 12/31/15	Appraisal valueEstimated sales price	Estimated sale expenses

Melodie Meadows Associates	$1,257,749	$690,000*	*

* Estimated price and close date has yet to be determined. The Local Limited Partnerships are not under contract to be purchased as of the report filing.

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

“Equity in losses of Local Limited Partnerships” for each of the periods ended June 30, 2016 and 2015, respectively, has been recorded by the Partnership. Management’s estimate for the three month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended June 30, 2016
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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Partnership had $31,926 and $41,923 of cash equivalents as of June 30, 2016 and March 31, 2016, respectively.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended June 30, 2016
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns.  The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure. Income tax returns filed by the Partnership are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2013 remain open.

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

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the three months ended June 30, 2016 and 2015, impairment loss related to investments in Local Limited Partnerships was $0 and $125,322, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended June 30, 2016
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Impact of Recent Accounting Pronouncements

In January 2014, the FASB issued an amendment to the accounting and disclosure requirements for investments in qualified affordable housing projects. The amendments provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for interim and annual periods beginning after December 15, 2014 and should be applied retrospectively to all periods presented. Early adoption was permitted. The adoption of this update did not materially affect the Partnership's financial statements.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. This will improve certain areas of consolidation guidance for reporting organizations that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations and securitization structures. ASU 2015-02 simplifies and improves GAAP by: eliminating the presumption that a general partner should consolidate a limited partnership, eliminating the indefinite deferral of FASB Statement No. 167, thereby reducing the number of Variable Interest Entity (VIE) consolidation models from four to two (including the limited partnership consolidation model) and clarifying when fees paid to a decision maker should be a factor to include in the consolidation of VIEs. ASU 2015-02 is effective for periods beginning after December 15, 2015. The adoption of this update did not materially affect the Partnership's financial statements.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended June 30, 2016
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, 2016 and March 31, 2016, the Partnership owned limited partnership interests in 4 Local Limited Partnerships, each of which owns one Housing Complex, consisting of an aggregate of 218 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and tax credits of the Local Limited Partnerships.

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the three months ended June 30, 2016 and 2015, impairment loss related to investments in Local Limited Partnerships was $0 and $125,322, respectively.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Three Months Ended June 30, 2016	For the Year Ended March 31, 2016
Investments per balance sheet, beginning of period	$-	$148,733
Impairment loss	-	(125,322)
Distributions received from Local Limited Partnerships	-	(23,411)
Investments per balance sheet, end of period	$-	$-

Selected financial information for the three months ended June 30, 2016 and 2015 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2016	2015
Revenues	$317,000	$413,000
Expenses:
Interest expense	40,000	87,000
Depreciation and amortization	113,000	137,000
Operating expenses	235,000	276,000
Total expenses	388,000	500,000

Net loss	$(71,000)	$(87,000)
Net loss allocable to the Partnership	$(71,000)	$(87,000)
Net loss recorded by the Partnership	$-	$(23,000)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended June 30, 2016
 (Unaudited)

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)
An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $18,437 and $22,914 were incurred during the three months ended June 30, 2016 and 2015, respectively. No payments of those fees were made during either of the three months ended June 30, 2016 and 2015.
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
(c)
The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements paid were $10,000 and $0 during the three months ended June 30, 2016 and 2015, respectively.
The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	June 30, 2016	March 31, 2016

Asset management fee payable	$983,388	$964,951
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	30,277	34,957
Total	$1,013,665	$999,908

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2016 and 2015, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2016 consisted of $32,000 in cash and cash equivalents. Liabilities at June 30, 2016 consisted of $1,014,000 of accrued fees and expenses due to General Partner and affiliates.

Results of Operations

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015 The Partnership's net loss for the three months ended June 30, 2016 was $26,000, reflecting a decrease of approximately $154,000 from the net loss of $180,000 for the three months ended June 30, 2015. The change was largely due to no impairment loss for the three months ended June 30, 2016 compared to an impairment loss of $125,000 for the three months ended June 30, 2015. In addition, equity in losses of Local Limited Partnerships decreased by $23,000 for the three months ended June 30, 2016. The investment balances reached zero in the prior year, therefore no further impairment or equity in losses could be recorded. There was a $2,000 decrease in legal and accounting expenses due to the timing of the accounting work performed. Asset management fees decreased by $4,000 for the three months ended June 30, 2016. The fees are calculated based on the value of invested assets which decreased due to the sales of Local Limited Partnerships. Write-off of other expenses increased by $3,000 during the three months ended June 30, 2016 compared to three months ended June 30, 2015. Capitalized costs from potential disposition of Local Limited Partnerships were expensed due to the length of time it has taken to dispose of the properties.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Capital Resources and Liquidity

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015 The net decrease in cash and cash equivalents during the three months ended June 30, 2016 was $10,000 compared to no change in cash and cash equivalents for the three months ended June 30, 2015. During the three months ended June 30, 2016, the Partnership reimbursed $10,000 to the General Partner or an affiliate for operating expenses that were paid on its behalf, compared to no such payment during the three months ended June 30, 2015. The reimbursement of operating expenses and accrued asset management fees are paid after management reviews the cash position of the Partnership.

During the three months ended June 30, 2016 accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner or affiliates, increased by $14,000 as compared to March 31, 2016. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of June 30, 2016, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2017.

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

(b)            Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

32.2 Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101 Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at June 30, 2016 and March 31, 2016, (ii) the Condensed Statements of Operations for the three months ended June 30, 2016 and 2015, (iii) the Condensed Statement of Partners’ Deficit for the three months ended June 30, 2016, (iv) the Condensed Statements of Cash Flows for the three months ended June 30, 2016 and 2015 and (v) the Notes to Condensed Financial Statements.

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

Date: August 15, 2016

By: /s/ Melanie R. Wenk

Melanie R. Wenk
Senior Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date: August 15, 2016