Form 10-Q
period 2016-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 10
filed 2017-02-08
CIK 1156815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

Yes X No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes X No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer___ Accelerated filer___Non-accelerated filer    X     Smaller reporting company___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___ No _X_

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly Period Ended December 31, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	As of December 31, 2016 and March 31, 2016	3

	Condensed Statements of Operations
	For the Three and Nine Months Ended December 31, 2016 and 2015	4

	Condensed Statement of Partners' Deficit
	For the Nine Months Ended December 31, 2016	5

	Condensed Statements of Cash Flows
	For the Nine Months Ended December 31, 2016 and 2015	6

	Notes to Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	17

Item 4.	Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

Signatures		19

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

CONDENSED BALANCE SHEETS
 (Unaudited)

	December 31, 2016	March 31, 2016
ASSETS
Cash and cash equivalents	$38,301	$41,923
Investments in Local Limited Partnerships, net (Note 2)	-	-
Other assets	-	2,700

Total Assets	$38,301	$44,623

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$1,075,886	$999,908

Total Liabilities	1,075,886	999,908

Partners’ Deficit:
General Partner	(12,380)	(12,298)
Limited Partners (25,000 Partnership Units authorized;13,128 and 13,148 Partnership Units, respectively, issued and outstanding)	(1,025,205)	(942,987)

Total Partners’ Deficit	(1,037,585)	(955,285)

Total Liabilities and Partners’ Deficit	$38,301	$44,623

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended December 31, 2016 and 2015
 (Unaudited)

	2016		2015
	Three	Nine	Three	Nine
	Months	Months	Months	Months
Operating income
Reporting fees	$688	6,372	-	11,254

Total operating income	688	6,372	-	11,254

Operating expenses and loss:
Asset management fees (Note 3)	18,437	55,311	18,437	61,280
Impairment loss (Note 1)	-	-	-	125,322
Legal and accounting fees	2,600	24,132	2,200	28,300
Write-off of other assets	-	2,700	-	-
Other	2,942	6,535	2,413	7,169

Total operating expenses and loss	23,979	88,678	23,050	222,071

Loss from operations	(23,291)	(82,306)	(23,050)	(210,817)

Equity in losses of Local Limited
Partnerships (Note 2)	-	-	-	(23,411)
Gain on sale of Local Limited Partnerships	-	-	-	58,099

Interest income	2	6	2	4

Net loss	$(23,289)	(82,300)	(23,048)	(176,125)

Net loss allocated to:
General Partner	$(23)	(82)	(23)	(176)

Limited Partners	$(23,266)	(82,218)	(23,025)	(175,949)

Net loss per Partnership Unit	$(2)	(6)	(1)	(13)

Outstanding weighted Partnership Units	13,128	13,128	13,148	13,148

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ DEFICIT
For the Nine Months Ended December 31, 2016
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2016	$(12,298)	$(942,987)	$(955,285)

Net loss	(82)	(82,218)	(82,300)

Partners’ deficit at December 31, 2016	$(12,380)	$(1,025,205)	$(1,037,585)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 31, 2016 and 2015
(Unaudited)

	2016	2015
Cash flows from operating activities:
Net loss	$(82,300)	$(176,125)
Adjustments to reconcile net loss to net
cash used in operating activities:
Impairment loss	-	125,322
Equity in losses of Local Limited Partnerships	-	23,411
(Increase) decrease in other assets	2,700	(2,700)
Increase in accrued fees and expenses due to
General Partner and affiliates	75,978	52,725
Gain on sale of Local Limited Partnerships	-	(58,099)

Net cash used in operating activities	(3,622)	(35,466)

Cash flows from investing activities:
Net proceeds from sale of Local Limited Partnerships	-	58,099

Net cash provided by investing activities	-	58,099

Net increase (decrease) in cash and cash equivalents	(3,622)	22,633

Cash and cash equivalents, beginning of period	41,923	14,591

Cash and cash equivalents, end of period	$38,301	$37,224

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended December 31, 2016
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2017. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2016.

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

The partnership agreement authorized the sale of up to 25,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units has concluded, and 13,153 Partnership Units representing subscriptions in the amount of $13,119,270, net of dealer discounts of $31,220 and volume discounts of $2,510, had been accepted. As of December 31, 2016 and March 31, 2016 a total of 13,128 and 13,148 Partnership Units remain outstanding, respectively. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the “Limited Partners”) in the Partnership will be allocated the remaining 99.9% of these items in proportion to their respective investments.

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
For the Quarterly Period Ended December 31, 2016
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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2018.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended December 31, 2016
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2016.

As of December 31, 2016, the Partnership has identified the following Local Limited Partnerships for possible disposition.

Local Limited Partnership	Debt at 12/31/15	Appraisal value	Estimated sales price	Estimated sales expenses
Melodie Meadows Associates	1,257,749	$690,000	*	*

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
For the Quarterly Period Ended December 31, 2016
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

“Equity in losses of Local Limited Partnerships” for each of the periods ended December 31, 2016 and 2015, respectively has been recorded by the Partnership. Management’s estimate for the three and nine month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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
For the Quarterly Period Ended December 31, 2016
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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of December 31, 2016 and March 31, 2016, the Partnership had $38,301 and $41,923 in cash and cash equivalents, respectively.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended December 31, 2016
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Revenue Recognition

The Partnership is entitled to receive reporting fees from the Local Limited Partnerships. The intent of the reporting fees is to offset (in part) administrative costs incurred by the Partnership in corresponding with the Local Limited Partnerships. Due to the uncertainty of the collection of these fees, the Partnership recognizes reporting fees as collections are made.

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the nine months ended December 31, 2016 and 2015, impairment loss related to investments in Local Limited Partnerships was $0 and $125,322, respectively.

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
For the Quarterly Period Ended December 31, 2016
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of December 31, 2016 and March 31, 2016, the Partnership owned limited partnership interests in 4 Local Limited Partnerships, each of which owns one Housing Complex, consisting of an aggregate of 218 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and tax credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Nine Months Ended December 31, 2016	For the Year Ended March 31, 2016
Investments per balance sheet, beginning of period	$-	$148,733
Impairment loss	-	(125,322)
Equity in losses of Local Limited Partnerships	-	(23,411)
Investments per balance sheet, end of period	$-	$-

Selected financial information for the nine months ended December 31, 2016 and 2015 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2016	2015
Revenues	$951,000	$1,030,000
Expenses:
Interest expense	119,000	168,000
Depreciation and amortization	338,000	357,000
Operating expenses	705,000	697,000
Total expenses	1,162,000	1,222,000

Net loss	$(211,000)	(192,000)
Net loss allocable to the Partnership	$(211,000)	$(192,000)
Net loss recorded by the Partnership	$-	$(23,000)

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
For the Quarterly Period Ended December 31, 2016
 (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)
An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $55,311 and $61,280 were incurred during the nine months ended December 31, 2016 and 2015, respectively. No payment of those fees was made during the nine months ended December 31, 2016 and 2015.
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
(c)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements paid were $10,000 and $53,624 during the nine months ended December 31, 2016 and 2015, respectively.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	December 31, 2016	March 31, 2016

Asset management fee payable$	1,020,262	$964,951
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	55,624	34,957
Total	1,075,886	$999,908

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2018.

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2016 and 2015, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at December 31, 2016 consisted of $38,000 in cash and cash equivalents. Liabilities at December 31, 2016 consisted of $1,076,000 of accrued fees and expenses due to General Partner and affiliates.

Results of Operations

Three Months Ended December 31, 2016 Compared to Three Months Ended December 31, 2015 The Partnership's net loss for each of the three months ended December 31, 2016 and three months ended December 31, 2015 was $23,000. Reporting fees increased by $1,000 for the three months ended December 31, 2016. These fees vary as Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for payment. Other expenses increased by $1,000 for the three months ended December 31, 2016 compared to the three months ended December 31, 2015. The change was largely due to the professional services for proxy fulfillment and voting performed for the three months ended December 31, 2016.

Nine Months Ended December 31, 2016 Compared to the Nine Months Ended December 31, 2015 The Partnership's net loss for the nine months ended December 31, 2016 was $82,000, reflecting a decrease of $94,000 from the net loss of $176,000 for the nine months ended December 31, 2015. The change was primarily due to the $125,000 decrease in impairment loss for the nine months ended December 31, 2016 compared to the nine months ended December 31, 2015. In addition, the Partnership experienced a $23,000 decrease in equity in losses of Local Limited Partnerships for the nine months ended December 31, 2016. The investment balances reached zero in the prior year, therefore no further impairment or equity in losses could be recorded. There was a $58,000 decrease in gain on sale during the nine months ended December 31, 2016. The gain on sale of Local Limited Partnerships will vary from period to period depending on the value and sales price of the Housing Complexes that have been identified for disposition and the closing date of such transaction. Asset management fees decreased $6,000 for the nine months ended December 31, 2016 compared to the nine months ended December 31, 2015. The fees are calculated based on the value of invested assets which decreased due to the sales of Local Limited Partnerships. There was a $4,000 decrease in legal and accounting fees for the nine months ended December 31, 2016 due to the timing of the accounting work performed. Write-off of other expenses increased by $3,000 during the nine months ended December 31, 2016 compared to nine months ended December 31, 2015. Capitalized costs from potential disposition of Local Limited Partnerships were expensed due to the length of time it has taken to dispose of the properties. There was a $5,000 decrease in reporting fees for the nine months ended December 31, 2016 compared to the nine months ended December 31, 2015. Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Capital Resources and Liquidity

Nine Months Ended December 31, 2016 Compared to Nine Months Ended December 31, 2015 The net decrease in cash and cash equivalents during the nine months ended December 31, 2016 was $4,000, compared to the net increase in cash and cash equivalents of $23,000 during the nine months ended December 31, 2015. During the nine months ended December, 2015, the Partnership received $58,000 in net proceeds from the disposition of Local Limited Partnerships compared to no proceeds received during the nine months ended December 31, 2016. Proceeds received from disposition vary depending on the sale prices and the value of the Housing Complexes that are sold. The Partnership reimbursed the General Partner or an affiliate $10,000 for expenses paid on its behalf during the nine months ended December 31, 2016 compared to $54,000 reimbursed during the nine months ended December 31, 2015. Reimbursements of operating expense are paid after management reviews the cash position of the Partnership. Reporting fees decreased by $5,000 for the nine months ended December 31, 2016. The Local Limited Partnerships pay reporting fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

During the nine months ended December 31, 2016, accrued payables, which consist primarily of asset management fees to the General Partner or affiliates, increased by $76,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2016, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2018.

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

(b)
Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

32.2
Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at December 31, 2016 and March 31, 2016, (ii) the Condensed Statements of Operations for the three and nine months ended December 31, 2016 and 2015, (iii) the Condensed Statement of Partners’ Deficit for the nine months ended December 31, 2016, (iv) the Condensed Statements of Cash Flows for the nine months ended December 31, 2016 and 2015 and (v) the Notes to Condensed Financial Statements.

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

Date: February 8, 2017

By: /s/ Melanie R. Wenk

Melanie R. Wenk
Senior Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date: February 8, 20177