Form 10-K
period 2017-03-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 10
filed 2017-06-23
CIK 1156815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 (Mark One)

  ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

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

Pursuant to a supplement dated February 28, 2003 to the prospectus of the Partnership dated November 14, 2001, on March 6, 2003, the Partnership commenced a public offering of 25,000 Units of Limited Partnership Interest ("Partnership Units") at a price of $1,000 per Partnership Unit. As of the close of the public offering, a total of 13,153 Partnership Units representing $13,119,270, net of dealer discounts of $31,220 and volume discounts of $2,510, had been sold. As of March 31, 2017 and 2016, a total of 13,042 and 13,148 Partnership Units remain outstanding, respectively. Holders of Partnership Units are referred to herein as “Limited Partners”.

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

The Partnership originally invested in six Local Limited Partnerships, two of which have been sold or otherwise disposed of as of March 31, 2017.  Each of these Local Limited Partnerships owns or owned a single Housing Complex that is eligible for the Low Income Housing Tax Credits.  Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

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

The following table reflects the end of the ten-year credit delivery period and the Compliance Period of each Housing Complex:

Local Limited Partnership Name	Expected last year of credit delivery	15-year Compliance Period
Catoosa Senior Village, L.P.	2013	2017
Humboldt Village, L.P.	2014	2018
Melodie Meadows Associates, Ltd.	2013	2017
Starlight Place, L.P.	2015	2020

With that in mind, the General Partner is continuing its review of the Housing Complexes.  The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, Partnership cash flow, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them or the applicable Local Limited Partnership Interests. The objective is to wind down the Partnership after Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of at any time by the General Partner in its discretion. While liquidation of the Housing Complexes or the applicable Local Limited Partnership Interests continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2017.

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

As of December 31, 2017, the Partnership has identified the following Local Limited Partnerships for possible disposition.

Local Limited Partnership	Debt at 12/31/16	Appraisal value	Estimated sales price	Estimated sale dates	Estimated sales expenses
Catoosa Senior Village	$2,198,475	$920,000	$19,500	6/30/2017	*
Melodie Meadows Associates	$1,258,276	$690,000	31,200	7/31/2017	*

* Estimated price and close date has yet to be determined. The Local Limited Partnership is not under contract to be purchased as of the report date.

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

For each of the years ended March 31, 2017, 2016 and 2015, a loss in value of an investment in a Local Limited Partnership, other than a temporary decline, is recorded by the Partnership in its financial statements as an impairment loss. Impairment is measured by comparing the Partnership’s carrying amount in the investment to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and any estimated residual value to the Partnership. For the years ended March 31, 2017, 2016 and 2015, impairment loss related to investments in Local Limited Partnerships was $0, $125,322 and $413,639, respectively.

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

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner.  These asset management fees payable increased by approximately $74,000, $80,000 and $92,000 for the years ended March 31, 2017, 2016 and 2015, respectively.  The Partnership’s future contractual cash obligations consist of its obligations to pay future annual asset management fees and the payables due to the Local Limited Partnerships.  The future annual asset management fees will equal approximately $74,000 per year through the termination of the Partnership, which must occur no later than December 31, 2062.  Though the amounts payable to the General Partner and/or its affiliates are contractually  currently payable,  the Partnership  anticipates that the General Partner and/or its affiliates will not require the payment of these contractual  obligations until capital reserves are in excess of the aggregate of the existing  contractual  obligations  and anticipated future foreseeable  obligations of the Partnership.  The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2018.

Item 1B.  Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes.  The following table reflects the status of the four Housing Complexes as of the dates or for the periods indicated:

WNC Housing Tax Credit Fund VI, L.P., Series 10
March 31, 2017

			As of March 31, 2017		As of December 31, 2016
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership

Catoosa Senior Village, L.P.	Calhoun, Georgia	BC Holdings, LLC	$1,997,000	$1,997,000	60	$2,663,000	$2,199,000

Humboldt Village, L.P.	Winnemucca, Nevada	Humboldt Village, LLC	1,713,000	1,713,000	66	2,351,000	2,149,000

Melodie Meadows Associates, Ltd.	Glencoe, Alabama	Eagle Creek Partners	1,569,000	1,569,000	40	2,135,000	1,258,000

Starlight Place, L.P.	Americus, Georgia	BC Holdings, LLC	3,258,000	3,258,000	52	4,402,000	351,000

			$8,537,000	$8,537,000	218	$11,551,000	$5,957,000

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

WNC Housing Tax Credit Fund VI, L.P., Series 10
March 31, 2017

	For the Year Ended December 31, 2016
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Low Income Housing Tax Credits Allocated to Partnership

Catoosa Senior Village, L.P.	$300,000	$(70,000)	99.97%

Humboldt Village, L.P.	433,000	(21,000)	92.06%

Melodie Meadows Associates, Ltd.	169,000	(77,000)	99.98%

Starlight Place, L.P.	289,000	(156,000)	99.97%

	$1,191,000	$(324,000)

WNC Housing Tax Credit Fund VI, L.P., Series 10
March 31, 2017

			Occupancy Rates As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2016	2015	2014	2013	2012

Catoosa Senior Village, L.P.	Calhoun, Georgia	BC Holdings, LLC	97%	95%	100%	93%	100%

FDI – Green Manor 2003, Ltd.	Hempstead, Texas	Fieser Holding, Inc.	N/A	N/A	58%	55%	68%

FDI – Pine Meadows 2003, Ltd.	Prairie View, Texas	Fieser Holding, Inc.	N/A	N/A	66%	51%	85%

Humboldt Village, L.P.	Winnemucca, Nevada	Humboldt Village, LLC	95%	97%	92%	92%	94%

Melodie Meadows Associates, Ltd.	Glencoe, Alabama	Eagle Creek Partners	95%	100%	100%	98%	100%

Starlight Place, L.P.	Americus, Georgia	BC Holdings, LLC	100%	100%	100%	100%	100%

Weighted Average			97%	98%	86%	82%	92%

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

b)
At March 31, 2017, there were 644 Limited Partners and no assignees of Partnership Units who were not admitted as Limited Partners.

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

f)
No unregistered securities were sold by the Partnership during the year ended March 31, 2017.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	March 31,

	2017	2016	2015	2014	2013

ASSETS
Cash and cash equivalents	$38,303	$41,923	$14,591	$7,498	$44,994
Investments in Local Limited Partnerships, net	-	-	148,733	664,639	1,698,269
Other assets	-	2,700	-	-	-
Total Assets	$38,303	$44,623	$163,324	$672,137	$1,743,263
LIABILITIES
Payables to Local Limited Partnerships	$-	$-	$-	$-	$-
Accrued fees and expenses due to General Partner and affiliates	1,098,095	999,908	923,518	799,168	701,922

Total Liabilities	1,098,095	999,908	923,518	799,168	701,922

PARTNERS' EQUITY (DEFICIT)	(1,059,792)	(955,285)	(760,194)	(127,031)	1,041,341

Total Liabilities and Partners’ Equity (Deficit)	$38,303	$44,623	$163,324	$672,137	$1,743,263

Selected results of operations, cash flows and other information for the Partnership are as follows:

	For the Years Ended March 31,
	2017	2016	2015	2014	2013

Loss from operations (Note 1)	$(104,515)	$(229,785)	$(539,998)	$(906,853)	$(1,139,340)
Equity in losses of Local Limited Partnerships	-	(23,411)	(93,166)	(261,526)	(291,873)
Gain on sale of Local Limited Partnerships	-	58,099	-	-	-
Interest income	8	6	1	7	15

Net loss	$(104,507)	$(195,091)	$(633,163)	$(1,168,372)	$(1,431,198)

Net loss allocated to:
General Partner	$(105)	$(195)	$(633)	$(1,168)	$(1,431)

Limited Partners	$(104,402)	$(194,896)	$(632,530)	$(1,167,204)	$(1,429,767)

Net loss per Partnership Unit	$(8)	$(14.82)	$(48.11)	$(88.77)	$(108.70)

Outstanding weighted Partnership Units	13,042	13,148	13,148	13,148	13,153

Note 1 - Loss from operations for the years ended March 31, 2017, 2016, 2015, 2014, and 2013, includes a charge for impairment loss on investments in Local Limited Partnerships of $0, $125,322, $413,639, $770,604, and $1,016,943, respectively, (see Note 2 to the financial statements).

	For the Years Ended March 31,

	2017	2016	2015	2014	2013

Net cash provided by (used in):
Operating activities	$(3,620)	$(30,767)	$(2,008)	$(38,996)	$(41,700)
Investing activities	-	58,099	9,101	1,500	8,404
Net change in cash and cash equivalents	(3,620)	27,332	7,093	(37,496)	(33,296)

Cash and cash equivalents, beginning of year	41,923	14,591	7,498	44,994	78,290

Cash and cash equivalents, end of year	$38,303	$41,923	$14,591	$7,498	$44,994

Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

	2016	2015	2014	2013	2012
Federal	$-	$16	$49	$81	$101
State	-	-	-	-	-
Total	$-	$16	$49	$81	$101

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

Financial Condition

For the year ended March 31, 2017

The Partnership’s assets at March 31, 2017 consisted of $38,000 in cash and cash equivalents. Liabilities at March 31, 2017 consisted of $1,098,000 of accrued fees and expenses due to General Partner and affiliates, (See “Future Contractual Cash Obligations” below).

Results of Operations

Year Ended March 31, 2017 Compared to Year Ended March 31, 2016  The Partnership’s net loss for the year ended March 31, 2017 was $105,000, reflecting a decrease of $90,000 from the net loss experienced for the year ended March 31, 2016 of $195,000. The decrease in net loss was due in part to a decrease of $125,000 in impairment loss for the year ended March 31, 2017 compared to the year ended March 31, 2016. There was also a decrease of $23,000 in equity in losses of Local Limited Partnerships.   All investment balances reached zero in the prior year, therefore no additional losses or impairment could be recorded. There was $58,000 gain on sale during the year ended March 31, 2016 compared to no gain on sale during the year ended March 31, 2017. The gain on sale of Local Limited Partnerships will vary from period to period depending on the value and sales price of the Housing Complexes that have been identified for disposition and the closing date of such transaction.  Accounting and legal fees decreased by $4,000 for the year ended March 31, 2017 compared to the year ended March 31, 2016 due to the timing of the accounting work performed. The Partnership’s asset management fees decreased $6,000 for the year ended March 31, 2017. These fees are calculated based on the value of the invested assets, which decreased due to the sale of Local Limited Partnerships.  Reporting fees and distribution income decreased by $10,000 for the year ended March 31, 2017 due to the fact that Local Limited Partnerships pay the reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment. Write off of other assets increased $3,000 for the year ended March 31, 2017. Capitalized costs from potential disposition of Local Limited Partnerships were expensed due to the length of time it has taken to dispose of the properties.

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

Liquidity and Capital Resources

Year Ended March 31, 2017 Compared to Year Ended March 31, 2016   The net decrease in cash and cash equivalents during the year ended March 31, 2017 was $4,000 compared to a net increase in cash and cash equivalents for the year ended March 31, 2016 of $27,000. The Partnership received $58,000 in net proceeds from the sale of two Local Limited Partnerships during the year ended March 31, 2016 compared to no proceeds received during the year ended March 31, 2017. Proceeds received from disposition vary depending on the sale prices and the value of the Housing Complexes that are sold. The Partnership reimbursed the General Partner or an affiliate $10,000 for expenses paid on its behalf during the year ended March 31, 2017 compared to $54,000 reimbursed during the year ended March 31, 2016. Reimbursements of operating expense are paid after management reviews the cash position of the Partnership. Reporting fees and distribution income decreased by $10,000 for the year ended March 31, 2017. The Local Limited Partnerships pay reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

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

Accrued payables, which consist primarily of related party asset management fees due to the General Partner, increased by approximately $98,000, $76,000 and $124,000, for the years ended March 31, 2017, 2016 and 2015, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2018.

Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2017:

	2018	2019	2020	2021	2022	Thereafter	Total

Asset management fees(1)	$1,171,843	$73,748	$73,748	$73,748	$73,748	$2,949,920	$4,416,755
Total contractual cash obligations	$1,171,843	$73,748	$73,748	$73,748	$73,748	$2,949,920	$4,416,755

(1)
Asset management fees are payable annually until termination of the Partnership, which is to occur no later than December 31, 2062. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes owned at March 31, 2017 until December 31, 2062. Amounts due to the General Partner as of March 31, 2017 have been included in the 2018 column.  The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 10

We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund VI, L.P., Series 10 (the "Partnership") as of March 31, 2017 and 2016, and the related statements of operations, partners' equity (deficit), and cash flows for each of the years in the three-year period ended March 31, 2017. The Partnership's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Local Limited Partnerships which investments represent $0, $0 and $93,644 of the total Partnership loss for the years ended March 31, 2017, 2016 and 2015, respectively. Those statements were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to those Local Limited Partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 10 as of March 31, 2017 and 2016 and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 15(a)(2) in the index related to each of the years in the three-year period ended March 31, 2017 is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule is the responsibility of the Partnership's management. Our audit procedures included determining whether this schedule reconciles to the basic financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in this schedule. This schedule has been subjected to the auditing procedures applied to the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ CohnReznick, LLP.

Bethesda, Maryland
June 23, 2017

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
3421 N. Causeway Blvd., Suite 701 ● Metairie, LA 70002 ● Telephone (504) 837-0770 ● Fax (504) 837-7102
201 St. Charles Ave., Suite 2500 ● New Orleans, LA 70170 ● Telephone (504) 599-5905 ● Fax (504) 837-7102
www.pmlcpa.com

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

BALANCE SHEETS

	March 31,
	2017	2016
ASSETS
Cash and cash equivalents	$38,303	$41,923
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	-
Other assets	-	2,700

Total Assets	$38,303	$44,623

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$1,098,095	$999,908

Total Liabilities	1,098,095	999,908

Partners’ Equity (Deficit)
General Partner	(12,403)	(12,298)
Limited Partners (25,000 Partnership Units authorized; 13,042 and 13,148 Partnership Units issued and outstanding, respectively)	(1,047,389)	(942,987)

Total Partners’ Equity (Deficit)	(1,059,792)	(955,285)

Total Liabilities and Partners’ Equity (Deficit)	$38,303	$44,623

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

STATEMENTS OF OPERATIONS
For the Years Ended March 31, 2017, 2016 and 2015

	For the Years Ended March 31
	2017	2016	2015

Operating income:
Reporting fees	$3,722	$12,417	$2,990
Distribution income	2,650	3,534	-
Total operating income	6,372	15,951	2,990

Operating expenses and loss:
Asset management fees (Note 3)	73,748	79,717	91,656
Impairment loss (Note 2)	-	125,322	413,639
Accounting and legal fees	25,607	29,500	24,500
Write off of other assets	2,700	-	-
Other	8,832	11,197	13,193
Total operating expenses and loss	110,887	245,736	542,988

Loss from operations	(104,515)	(229,785)	(539,998)

Equity in losses of Local Limited Partnerships (Note 2)	-	(23,411)	(93,166)

Gain on sale of Local Limited Partnerships	-	58,099	-

Interest income	8	6	1

Net loss	$(104,507)	$(195,091)	$(633,163)

Net loss allocated to:
General Partner	$(105)	$(195)	$(633)
Limited Partners	$(104,402)	$(194,896)	$(632,530)

Net loss per Partnership Unit	$(8)	$(14.82)	$(48.11)

Outstanding weighted Partnership Units	13,042	13,148	13,148

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

For the Years Ended March 31, 2017, 2016 and 2015

	General Partner	Limited Partners	Total

Partners’ deficit at March 31, 2014	$(11,470)	$(115,561)	$(127,031)

Net loss	(633)	(632,530)	(633,163)

Partners’ deficit at March 31, 2015	(12,103)	(748,091)	(760,194)

Net loss	(195)	(194,896)	(195,091)

Partners’ deficit at March 31, 2016	(12,298)	(942,987)	(955,285)

Net loss	(105)	(104,402)	(104,507)

Partners’ deficit at March 31, 2017	$(12,403)	$(1,047,389)	$(1,059,792)

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

For the Years Ended March 31, 2017, 2016 and 2015

	For The Years Ended March 31,
	2017	2016	2015

Cash flows from operating activities:
Net loss	$(104,507)	$(195,091)	$(633,163)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss	-	125,322	413,639
Equity in losses of Local Limited Partnerships	-	23,411	93,166
(Increase) decrease in other assets	2,700	(2,700)	-
Increase in accrued fees and expenses due to General Partner and affiliates	98,187	76,390	124,350
Gain on sale of Local Limited Partnerships	-	(58,099)	-

Net cash used in operating activities	(3,620)	(30,767)	(2,008)

Cash flows from investing activities:
Distributions received from Local Limited Partnerships	-	-	9,101
Net proceeds from sale of Local Limited Partnerships	-	58,099	-

Net cash provided by investing activities	-	58,099	9,101

Net increase (decrease) in cash and cash equivalents	(3,620)	27,332	7,093

Cash and cash equivalents, beginning of year	41,923	14,591	7,498

Cash and cash equivalents, end of year	$38,303	$41,923	$14,591

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$800	$800	$800

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2017, 2016 and 2015

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

The partnership agreement authorized the sale of up to 25,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit.  The offering of Partnership Units has concluded, and 13,153 Partnership Units representing subscriptions in the amount of $13,119,270, net of dealer discounts of $31,220 and volume discounts of $2,510, had been accepted. As of March 31, 2017 and 2016, a total of 13,042 and 13,148 Partnership Units remain outstanding, respectively. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership.  The investors (the “Limited Partners”) in the Partnership will be allocated the remaining 99.9% of these items in proportion to their respective investments.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2017, 2016 and 2015

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2018.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2017, 2016 and 2015

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available.  Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2017.

During the year ended March 31, 2016, the Partnership sold its Local Limited Partnership interest in FDI-Green Manor 2003 (“Green Manor”) and FDI-Pine Meadows 2003 (“Pine Meadows”). The Partnership received proceeds of $65,000 and recognized a gain of $58,099 during the year ended March 31, 2016. The Compliance Periods for Green Manor and Pine Meadows expire in 2018. Recapture Guarantee Surety Bonds were issued to the Purchasers to guarantee the repayment of the recaptured tax credits and interests arising from any non-compliance as provided in Section 42 of the Internal Revenue Code arising after the date of the sale.

As of December 31, 2016, the Partnership has identified the following Local Limited Partnerships for possible disposition.

Local Limited Partnership	Debt at 12/31/16	Appraisal value	Estimated sales price	Estimated sale dates	Estimated sales expenses
Catoosa Senior Village	$2,198,475	$920,000	$19,500	6/30/2017	*
Melodie Meadows Associates	$1,258,276	$690,000	31,200	7/31/2017	*

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2017, 2016 and 2015

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income.  As of March 31, 2017 and 2016, all and four of the investment accounts in Local Limited Partnerships had reached zero.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2017, 2016 and 2015

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Partnership had cash equivalents of $38,303 and $41,923, respectively, as of March 31, 2017 and 2016.

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

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the years ended March 31, 2017, 2016 and 2015, impairment loss related to investments in Local Limited Partnerships was $0, $125,322 and $413,639, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2017, 2016 and 2015

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of March 31, 2017 and 2016, the Partnership owns Local Limited Partnership Interests in 4 Local Limited Partnerships, respectively, each of which owns one Housing Complex, consisting of an aggregate of 218 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership.  The Partnership, as a limited partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses and Low Income Housing Tax Credits of the Local Limited Partnerships.

The Partnership’s investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2017 and 2016 are approximately $4,609,000 and $4,934,000, respectively, less than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined condensed financial statements presented below.  This difference is primarily due to acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account, impairment losses recorded in the Partnership’s investment account and capital contributions payable to the Local Limited Partnerships which were netted against partner capital in the Local Limited Partnership’s financial statements.

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the years ended March 31, 2017, 2016 and 2015, impairment loss related to investments in Local Limited Partnerships was $0, $125,322 and $413,639, respectively.

At March 31, 2017 and 2016 the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership’s estimate of its share of losses for the years ended March 31, 2017, 2016 and 2015 amounting to approximately $322,000, $262,000 and $255,000, respectively, have not been recognized. As of March 31, 2017, the aggregate share of net losses not recognized by the Partnership amounted to approximately $800,000.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2017, 2016 and 2015

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The following is a summary of the equity method activity of the investments in the Local Limited Partnerships for the periods presented:

	For The Years Ended March 31,
	2017	2016	2015

Investments per balance sheet, beginning of period	$-	$148,733	$664,639
Impairment loss	-	(125,322)	(413,639)
Equity in losses of Local Limited Partnerships	-	(23,411)	(93,166)
Distributions received from Local Limited Partnerships	-	-	(9,101)
Investment per balance sheet, end of period	$-	$-	$148,733

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

COMBINED CONDENSED BALANCE SHEETS

	2016	2015
ASSETS
Buildings and improvements (net of accumulated depreciation as of December 31, 2016 and 2015, of $6,156,000 and $5,720,000, respectively)	$9,710,000	$10,123,000
Land	993,000	993,000
Other assets	1,448,000	1,447,000
Total assets	$12,151,000	$12,563,000

LIABILITIES
Mortgage payable	$5,957,000	$5,993,000
Due to affiliates	116,000	115,000
Other liabilities	64,000	66,000

Total liabilities	6,137,000	6,174,000

PARTNERS' EQUITY
WNC Housing Tax Credit Fund VI, L.P., Series 10	4,609,000	4,934,000
Other partners	1,405,000	1,455,000
Total partners’ equity	6,014,000	6,389,000
Total liabilities and partners’ equity	$12,151,000	$12,563,000

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2017, 2016 and 2015

 NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2016	2015	2014

Revenues	$1,289,000	$1,267,000	$1,651,000

Expenses:
Operating expenses	1,000,000	940,000	1,104,000
Interest expense	159,000	159,000	349,000
Depreciation and amortization	454,000	451,000	547,000

Total expenses	1,613,000	1,550,000	2,000,000

Net loss	$(324,000)	$(283,000)	$(349,000)

Net loss allocable to the Partnership	$(322,000)	$(285,000)	$(348,000)

Net loss recorded by the Partnership	$-	$(23,000)	$(93,000)

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2017, 2016 and 2015

NOTE 3 - RELATED PARTY TRANSACTIONS (continued)

An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $73,748, $79,717and $91,656 were incurred during the years ended March 31, 2017, 2016 and 2015, respectively, none of which was paid during the years ended March 31, 2017, 2016 and 2015.

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

The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership.  Operating expense reimbursements paid were $10,000, $53,624 and $5,000, during the years ended March 31, 2017, 2016 and 2015, respectively.

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

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	March 31,
	2017	2016

Asset management fee payable	$1,038,699	$964,951
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	59,396	34,957

Total	$1,098,095	$999,908

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2018.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2017, 2016 and 2015

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31 (rounded):

	June 30	September 30	December 31	March 31
2017

Income	$-	$5,000	$1,000	$-

Operating expenses and loss	26,000	38,000	24,000	23,000

Loss from operations	(26,000)	(33,000)	(23,000)	(23,000)

Net loss	(26,000)	(33,000)	(23,000)	(23,000)

Net loss available to Limited Partners	(26,000)	(33,000)	(23,000)	(22,000)

Net loss per Partnership Unit	(2)	(2)	(2)	(2)

	June 30	September 30	December 31	March 31
2016

Income	$-	$11,000	$-	$5,000

Operating expenses and loss	156,000	43,000	23,000	24,000

Loss from operations	(156,000)	(32,000)	(23,000)	(19,000)

Equity in losses of Local Limited Partnerships	(23,000)	-	-	-

Gain on sale of Local Limited Partnerships	-	58,000	-	-

Net income (loss)	(179,000)	26,000	(23,000)	(19,000)

Net income (loss) available to Limited Partners	(179,000)	26,000	(23,000)	(19,000)

Net income (loss) per Partnership Unit	(14)	2	(1)	(1)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2017, 2016 and 2015

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), continued

	June 30	September 30	December 31	March 31
2015

Income	$-	$1,000	$-	$2,000

Operating expenses and loss	438,000	50,000	27,000	28,000

Loss from operations	(438,000)	(49,000)	(27,000)	(26,000)

Equity in losses of Local Limited Partnerships	(33,000)	(33,000)	(33,000)	6,000

Net loss	(471,000)	(82,000)	(60,000)	(20,000)

Net loss available to Limited Partners	(471,000)	(82,000)	(60,000)	(20,000)

Net loss per Partnership Unit	(36)	(6)	(5)	(1)

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

(b)           Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2017. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures,” the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2017.

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

(c)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Wilfred N. Cooper, Sr.	Chairman
Wilfred N. Cooper, Jr.	President and Chief Executive Officer
Michael J. Gaber	Executive Vice President and Chief Operating Officer
David N. Shafer, Esq.	Executive Vice President
Melanie R. Wenk, CPA	Senior Vice President – Chief Financial Officer
Darrick Metz	Senior Vice President – Originations
Christine A. Cormier	Senior Vice President – Investor Relations
Anand Kannan	President – Community Preservation Partners
Gregory S. Hand	Senior Vice President – Underwriting
Anil Advani	Senior Vice President – Syndications

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

Wilfred N. Cooper, Jr. is President, Chief Executive Officer, a Director, and a member of the Investment Committee, of WNC & Associates, Inc. He is President and a Director of, and a registered principal with, WNC Capital Corporation. He has been involved in real estate investment and acquisition activities since 1988 when he joined WNC & Associates, Inc. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper serves on the Orange County Advisory Board of U.S. Bank, the Board of Trustees of NHC, the Editorial Advisory Board of Tax Credit Advisor, and the Tax Policy Council of the National Trust for Historic Preservation. He is a member of the Urban Land Institute and of Vistage International, a global network of business leaders and chief executives. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

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

Anand Kannan is President – Community Preservation Partners of WNC & Associates, Inc. and leads the preservation and development teams for Community Preservation Partners, LLC. Prior to joining WNC in 2011, Mr. Kannan served as Associate Director at Vitus Group (previously Pacific Housing Advisors, Inc.), where he developed or consulted on affordable housing projects across the country. His expertise is in the acquisition and rehabilitation of existing low-income housing projects that are or will be financed by tax-exempt bonds, tax credits, and other government subsidies. Prior to his tenure at Vitus Group, Mr. Kannan was associated with Novogradac & Company LLP. Mr. Kannan graduated from the University of California at Berkeley in 2002 with a Bachelor of Arts degree in economics with an emphasis in accounting.

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

Anil Advani is Senior Vice President – Syndications of WNC & Associates, Inc. He oversees all activities pertaining to private label funds, including structuring, originations, underwriting and acquisitions. Mr. Advani has 16 years of experience in affordable housing. Prior to joining WNC in 2011 and rejoining WNC in 2013, he worked for major tax credit syndicators where he was involved in the originations, structuring, and placement to institutional investors of local limited partnership investments. Prior to that, he was associated with a major accounting firm performing due diligence reviews of tax credit investments on behalf of institutional investors. Mr. Advani graduated from the University of Texas at Austin in 1993 with a Bachelor of Arts degree in economics and from The American University – Washington College of Law in 1996 with a Juris Doctor degree.

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

(a)  Compensation for Services

For services rendered by the General Partner or an affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any such affiliate may receive an annual asset management fee not to exceed 0.5% of the invested assets of the Local Limited Partnerships, including the Partnership’s allocable share of the mortgages.  The asset management fee is payable with respect to the previous calendar quarter on the first day of each calendar quarter during the year. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets.  Asset management fees of $73,748, $79,717, and $91,656 were incurred during the years ended March 31, 2017, 2016 and 2015, none of which was paid during the years ended March 31, 2017, 2016 and 2015.

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

The unpaid operating expenses reimbursable to the General Partner or its affiliates were $59,396, $34,957and $38,284 for the years ended March 31, 2017, 2016, and 2015, respectively. The Partnership reimbursed the General Partner or its affiliates for operating expenses of $10,000, $53,624 and $5,000, during the years ended March 31, 2017, 2016, and 2015, respectively.

(c)   Interest in Partnership

The General Partner receives 0.1% of the Partnership’s allocated Low Income Housing Tax Credits, which approximated $0, $212 and $648, for the years ended December 31, 2016, 2015 and 2014.  The General Partner is also entitled to receive 0.1% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2017, 2016, and 2015.  The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 10% and the Limited Partners 90% of any remaining proceeds.  There were no such distributions of cash to the General Partner during the years ended March 31, 2017, 2016, and 2015.

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

(b)
The Partnership has no directors.

Item 14.  Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firm for the years ended March 31:

	2017	2016
Audit Fees	$21,400	$23,000
Audit-related Fees	-	-
Tax Fees	4,000	4,000
All Other Fees	-	-
TOTAL	$25,400	$27,000

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are preapproved by the General Partner.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)     List of financial statements included in Part II hereof

Reports of Independent Registered Public Accounting Firms
Balance Sheets, March 31, 2017 and 2016
Statements of Operations for the Years Ended March 31, 2017, 2016 and 2015
Statements of Partners’ Equity (Deficit) for the years ended March 31, 2017, 2016 and 2015
Statements of Cash Flows for the years ended March 31, 2017, 2016, and 2015
Notes to Financial Statements

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

32.1
Section 1350 Certification of the Chief Executive Officer.  (filed herewith)

32.2
Section 1350 Certification of the Chief Financial Officer.  (filed herewith)

99.2
Financial Statements of Starlight, L.P., as of and for the year ended December 31, 2014, together with Independent Auditors’ Report thereon; a significant subsidiary of the Partnership. (filed herewith)

101.
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets at March 31, 2017 and 2016, (ii) the Statements of Operations for the years ended March 31, 2017, 2016 and 2015, (iii) the Statements of Partners’ Equity (Deficit) for the years ended March 31, 2017, 2016 and 2015, (iv) the Statements of Cash Flows for the years ended March 31, 2017, 2016 and 2015 and (v) the Notes to Financial Statements

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

WNC Housing Tax Credit Fund VI, L.P., Series 10
Real Estate Owned by Local Limited Partnerships
March 31, 2017
		As of March 31, 2017		Initial Cost to Partnership			As of December 31, 2016
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value
Catoosa Senior Village, L.P.	Calhoun, Georgia	$1,997,000	$1,997,000	$456,000	$4,352,000	$10,000	$2,199,000	$456,000	$4,362,000	$1,942,000	$2,876,000

Humboldt Village, L.P.	Winnemucca, Nevada	1,713,000	1,713,000	79,000	4,223,000	61,000	2,149,000	79,000	4,284,000	1,480,000	2,883,000

Melodie Meadows Associates, Ltd.	Glencoe, Alabama	1,569,000	1,569,000	209,000	2,693,000	87,000	1,258,000	209,000	2,780,000	1,082,000	1,907,000

Starlight Place, L.P.	Americus, Georgia	3,258,000	3,258,000	249,000	4,396,000	44,000	351,000	249,000	4,440,000	1,652,000	3,037,000

		$8,537,000	$8,537,000	$993,000	$15,664,000	$202,000	$5,957,000	$993,000	$15,866,000	$6,156,000	$10,703,000

WNC Housing Tax Credit Fund VI, L.P., Series 10
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2017

	For the Year Ended December 31, 2016
Local Limited Partnership Name	Rental Income	Net Loss	Year Investment Acquired	Estimated Useful Life (Years)

Catoosa Senior Village, L.P.	$300,000	$(70,000)	2003	40

Humboldt Village, L.P.	433,000	(21,000)	2004	40

Melodie Meadows Associates, Ltd.	169,000	(77,000)	2003	40

Starlight Place, L.P.	289,000	(156,000)	2004	40

	$1,191,000	$(324,000)

WNC Housing Tax Credit Fund VI, L.P., Series 10
Real Estate Owned by Local Limited Partnerships
March 31, 2016

		As of March 31, 2016		Initial Cost to Partnership			As of December 31, 2015
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value
Catoosa Senior Village, L.P.	Calhoun, Georgia	$1,997,000	$1,997,000	$456,000	$4,352,000	$10,000	$2,207,000	$456,000	$4,362,000	$1,813,000	$3,005,000

Humboldt Village, L.P.	Winnemucca, Nevada	1,713,000	1,713,000	79,000	4,223,000	69,000	2,174,000	79,000	4,292,000	1,385,000	2,986,000

Melodie Meadows Associates, Ltd.	Glencoe, Alabama	1,569,000	1,569,000	209,000	2,693,000	56,000	1,258,000	209,000	2,749,000	1,008,000	1,950,000

Starlight Place, L.P.	Americus, Georgia	3,258,000	3,258,000	249,000	4,396,000	44,000	354,000	249,000	4,440,000	1,514,000	3,175,000

		$8,537,000	$8,537,000	$993,000	$15,664,000	$179,000	$5,993,000	$993,000	$15,843,000	$5,720,000	$11,116,000

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

Date:        June 23, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:           /s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date:       June 23, 2017

By:           /s/ Melanie R. Wenk
Melanie R. Wenk,
Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:      June 23, 2017

By:           /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date:      June 23, 2017

By:           /s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date:      June 23, 2017