Form 10-Q
period 2017-09-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 10
filed 2017-11-16
CIK 1156815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

(714) 662-5565
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
(A California Limited Partnership)

INDEX TO FORM 10-Q

For the quarterly period ended September 30, 2017

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

CONDENSED BALANCE SHEETS
 (Unaudited)

	September 30, 2017	March 31, 2017
ASSETS
Cash and cash equivalents	$36,056	$38,303
Investments in Local Limited Partnerships, net (Note 2)	-	-

Total Assets	$36,056	$38,303

LIABILITIES AND PARTNERS’ DEFICIT

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$1,086,236	$1,098,095

Total Liabilities	1,086,236	1,098,095

Partners’ Deficit:
General Partner	(12,393)	(12,403)
Limited Partners (25,000 Partnership Units authorized; 12,937 and 13,042 Partnership Units, respectively, issued and outstanding)	(1,037,787)	(1,047,389)

Total Partners’ Deficit	(1,050,180)	(1,059,792)

Total Liabilities and Partners’ Deficit	$36,056	$38,303

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended September 30, 2017 and 2016
 (Unaudited)

	2017		2016
	Three	Six	Three	Six
	Months	Months	Months	Months

Operating income:
Reporting fees	$-	$5,248	$5,684	$5,684

Total operating income	-	5,248	5,684	5,684

Operating expenses:
Asset management fees (Note 3)	12,964	31,401	18,437	36,874
Legal and accounting fees	5,900	5,900	17,500	21,532
Write-off of other assets	-	-	-	2,700
Other	3,076	5,764	2,306	3,593

Total operating expenses	21,940	43,065	38,243	64,699

Loss from operations	(21,940)	(37,817)	(32,559)	(59,015)

Gain on sale of Local Limited Partnerships	18,875	47,425	-	-

Interest income	2	4	2	4

Net income (loss)	$(3,063)	$9,612	$(32,557)	$(59,011)

Net income (loss) allocated to:
General Partner	$(3)	$10	$(33)	$(59)

Limited Partners	$(3,060)	$9,602	$(32,524)	$(58,952)

Net income (loss) per Partnership Unit	$-	$1	$(2)	$(4)

Outstanding weighted Partnership Units	12,937	12,937	13,128	13,128

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ DEFICIT
For the Six Months Ended September 30, 2017
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2017	$(12,403)	$(1,047,389)	$(1,059,792)

Net income	10	9,602	9,612

Partners’ deficit at September 30, 2017	$(12,393)	$(1,037,787)	$(1,050,180)

 See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30, 2017 and 2016
(Unaudited)

	2017	2016
Cash flows from operating activities:
Net income (loss)	$9,612	$(59,011)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Decrease in other assets	-	2,700
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	(11,859)	52,000
Gain on sale of Local Limited Partnerships	(47,425)	-

Net cash used in operating activities	(49,672)	(4,311)

Cash flows from investing activities:
Net proceeds from sale of Local Limited Partnerships	47,425	-

Net cash provided by investing activities	47,425	-

Net decrease in cash and cash equivalents	(2,247)	(4,311)

Cash and cash equivalents, beginning of period	38,303	41,923

Cash and cash equivalents, end of period	$36,056	$37,612

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-

 See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended September 30, 2017
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2018. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2017.

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

The partnership agreement authorized the sale of up to 25,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units has concluded, and 13,153 Partnership Units representing subscriptions in the amount of $13,119,270, net of dealer discounts of $31,220 and volume discounts of $2,510, had been accepted. As of September 30, 2017 and March 31, 2017, a total of 12,937 and 13,042 Partnership Units, respectively, remain outstanding. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the “Limited Partners”) in the Partnership will be allocated the remaining 99.9% of these items in proportion to their respective investments.

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
For the Quarterly Period Ended September 30, 2017
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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2018.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended September 30, 2017
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2017.

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

During the six months ended September 30, 2017, the Partnership sold its Local Limited Partnership interest in Catoosa Senior Village, L.P. (“Catoosa”). Catoosa was appraised for $920,000 and had a mortgage balance of $2,198,475 as of December 31, 2016. The Partnership received $31,200 in cash proceeds, $29,700 of which were used to reimburse the General Partner or affiliates for expenses paid on its behalf and the remaining $1,500 will be retained in reserves for future operating expenses. The Partnership incurred $2,650 in sale related expenses which was netted against the proceeds from the sale in calculating the gain on sale. The Partnership’s investment balance is zero; therefore a gain of $28,550 was recorded. The Compliance Period for Catoosa has not yet expired. A Recapture Guarantee Surety Bond was issued to the Purchaser to guarantee the repayment of the recaptured tax credits and interests arising from any non-compliance as provided in Section 42 of the Internal Revenue Code arising after the date of the sale.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended September 30, 2017
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

During the six months ended September 30, 2017, the Partnership sold its Local Limited Partnership interest in Melodie Meadows Associates, Ltd (“Melodie”) through a redemption agreement. Melodie was appraised for $530,000 and had a mortgage balance of $1,258,276 as of December 31, 2016. The Partnership received $21,000 in cash proceeds, $19,500 of which were used to reimburse the General Partner or affiliates for expenses paid on its behalf and the remaining $1,500 will be retained in reserves for future operating expenses. The Partnership incurred $2,125 in sale related expenses which was netted against the proceeds from the sale in calculating the gain on sale. The Partnership’s investment balance is zero; therefore a gain of $18,875 was recorded. The Compliance Period for Melodie expires in 2017. The respective purchasers have guaranteed that the Local Limited Partnership will stay in compliance with the Low Income Housing Tax Credit code; therefore there is no risk of recapture to the investors of the Partnership.

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

“Equity in losses of Local Limited Partnerships” for each of the periods ended September 30, 2017 and 2016, respectively, has been recorded by the Partnership. Management’s estimate for the six month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended September 30, 2017
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Partnership had $36,056 and $38,303 of cash equivalents as of September 30, 2017 and March 31, 2017, respectively.

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
For the Quarterly Period Ended September 30, 2017
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Impact of Recent Accounting Pronouncements

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. In addition, in October 2016, the FASB issued ASU No. 2016-17, “Consolidation (Topic 810): Interests Held Through Related Parties That Are Under Common Control”, to provide further clarification guidance to ASU No. 2015-02. This will improve certain areas of consolidation guidance for reporting organizations that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations and securitization structures. ASU  2015-02 and ASU 2016-17 simplifies and improves GAAP by: eliminating the presumption that a general partner should consolidate a limited partnership, eliminating the indefinite deferral of FASB Statement No. 167, thereby reducing the number of Variable Interest Entity (VIE) consolidation models from four to two (including the limited partnership consolidation model) and clarifying when fees paid to a decision maker should be a factor to include in the consolidation of VIEs. ASU 2015-02 is effective for periods beginning after December 15, 2015. ASU 2016-17 is effective for periods beginning after December 15, 2016. The adoption of these updates did not materially affect the Partnership's financial statements.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of September 30, 2017 and March 31, 2017, the Partnership owned limited partnership interests in 2 and 4 Local Limited Partnerships, respectively, each of which owns one Housing Complex, consisting of an aggregate of 118 and 218 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and tax credits of the Local Limited Partnerships.

Selected financial information for the six months ended September 30, 2017 and 2016 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

         COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2017	2016
Revenues	$400,000	$633,000
Expenses:
Interest expense	62,000	80,000
Depreciation and amortization	124,000	226,000
Operating expenses	303,000	470,000
Total expenses	489,000	776,000

Net loss	$(89,000)	$(143,000)
Net loss allocable to the Partnership	$(87,000)	$(143,000)
Net loss recorded by the Partnership	$-	$-

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
For the Quarterly Period Ended September 30, 2017
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)
An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $31,401 and $36,874 were incurred during the six months ended September 30, 2017 and 2016, respectively. The Partnership paid the General Partner and its affiliates $29,700 and $0 during the six months ended September 30, 2017 and 2016, respectively.

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

(c)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements paid were $30,000 and $10,000 during the six months ended September 30, 2017 and 2016, respectively.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	September 30, 2017	March 31, 2017

Asset management fee payable	$1,040,400	$1,038,699
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	45,836	59,396

Total	$1,086,236	$1,098,095

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2017 and 2016, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at September 30, 2017 consisted of $36,000 in cash and cash equivalents. Liabilities at September 30, 2017 consisted of $1,086,000 of accrued fees and expenses due to General Partner and affiliates.

Results of Operations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016 The Partnership's net loss for the three months ended September 30, 2017 was $3,000, reflecting a decrease of $30,000 from the net loss of $33,000 for the three months ended September 30, 2016. The change was partially due to a $19,000 increase in gain on sale of Local Limited Partnership during the three months ended September 30, 2017. The gain on sale of Local Limited Partnerships will vary from period to period depending on the value and sales price of the Housing Complexes that have been identified for disposition and the closing date of such transaction. Asset management fees decreased by $5,000 for the three months ended September 30, 2017. These fees are calculated based on the value of the invested assets, which decreased due to the sale of Local Limited Partnerships. There was a $12,000 decrease in legal and accounting fees for the three months ended September 30, 2017 due to the timing of the accounting work performed. Other expenses increased by $1,000 for the three months ended September 30, 2017 compared to September 30, 2016. The change was largely due to the professional services for proxy fulfillment and voting performed for the three months ended September 30, 2017. Reporting fees decreased by $6,000 for the three months ended September 30, 2017. Reporting fees and distributions vary depending on when the Local Limited Partnerships’ cash flows will allow for the payment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Six Months Ended September 30, 2017 Compared to Six Months Ended September 30, 2016 The Partnership's net income for the six months ended September 30, 2017 was $10,000, reflecting an increase of approximately $69,000 from the net loss of $59,000 for the six months ended September 30, 2016. The change was largely due to a $47,000 increase in gain on sale during the six months ended September 30, 2017. The gain on sale of Local Limited Partnerships will vary from period to period depending on the value and sales price of the Housing Complexes that have been identified for disposition and the closing date of such transaction. Asset management fees decreased by $5,000 for the six months ended September 30, 2017. These fees are calculated based on the value of the invested assets, which decreased due to the sale of Local Limited Partnerships. There was a $16,000 decrease in legal and accounting fees for the six months ended September 30, 2017 due to the timing of the accounting work performed. Write-off of other expenses decreased by $3,000 during the six months ended September 30, 2017 compared to six months ended September 30, 2016. Capitalized costs from potential disposition of Local Limited Partnerships were expensed due to the length of time it had taken to dispose of the properties. Other expenses increased by $2,000 for the six months ended September 30, 2017 compared to September 30, 2016. The change was largely due to the professional services for proxy fulfillment and voting performed for the three months ended September 30, 2017.

Capital Resources and Liquidity

Six Months Ended September 30, 2017 Compared to Six Months Ended September 30, 2016 Net cash used during the six months ended September 30, 2017 was $2,000, compared to net cash used during the six months ended September 30, 2016 of $4,000. During the six months ended September 30, 2017, the Partnership received $47,000 in net proceeds from the disposition of Local Limited Partnerships compared to no proceeds received during the six months ended September 30, 2016. The net proceeds received from the sale of Local Limited Partnerships will vary from period to period depending on the values and sale prices of the Housing Complexes that have been disposed and the closing dates of such transactions. The Partnership paid $30,000 in accrued asset management fees and $30,000 of operating advances to the General Partner or affiliates during the six months ended September 30, 2017 compared to $0 and $10,000 paid during the six months ended September 30, 2016. The reimbursement of operating expenses and asset management fees are paid after management reviews the cash position of the Partnership.

During the six months ended September 30, 2017, accrued payables, which consist primarily of asset management fees to the General Partner or its affiliates, decreased by $12,000, compared to the six months ended September 30, 2016. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of September 30, 2017, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2018.

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

(b)
Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at September 30, 2017 and March 31, 2017, (ii) the Condensed Statements of Operations for the three and six months ended September 30, 2017 and September 30, 2016, (iii) the Condensed Statement of Partners’ Deficit for the six months ended September 30, 2017, (iv) the Condensed Statements of Cash Flows for the six months ended September 30, 2017 and September 30, 2016 and (v) the Notes to Condensed Financial Statements.

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

Date: November 16, 2017

By: /s/ Melanie R. Wenk

Melanie R. Wenk
Senior Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date: November 16, 2017