Form 10-Q
period 2017-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 10
filed 2018-02-06
CIK 1156815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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
(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly Period Ended December 31, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	As of December 31, 2017 and March 31, 2017	3

	Condensed Statements of Operations
	For the Three and Nine Months Ended December 31, 2017 and 2016	4

	Condensed Statement of Partners' Deficit
	For the Nine Months Ended December 31, 2017	5

	Condensed Statements of Cash Flows
	For the Nine Months Ended December 31, 2017 and 2016	6

	Notes to Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	17

Item 4.	Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

Signatures		19

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

CONDENSED BALANCE SHEETS
 (Unaudited)

	December 31, 2017	March 31, 2017
ASSETS
Cash and cash equivalents	$16,556	$38,303
Investments in Local Limited Partnerships, net (Note 2)	-	-
Other assets	4,780	-

Total Assets	$21,336	$38,303

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$1,103,183	$1,098,095

Total Liabilities	1,103,183	1,098,095

Partners’ Deficit:
General Partner	(12,425)	(12,403)
Limited Partners (25,000 Partnership Units authorized; 12,937 and 13,042 Partnership Units, respectively, issued and outstanding)	(1,069,422)	(1,047,389)

Total Partners’ Deficit	(1,081,847)	(1,059,792)

Total Liabilities and Partners’ Deficit	$21,336	$38,303
See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended December 31, 2017 and 2016
 (Unaudited)

	2017		2016
	Three	Nine	Three	Nine
	Months	Months	Months	Months
Operating income
Reporting fees	$-	$5,248	$688	$6,372

Total operating income	-	5,248	688	6,372

Operating expenses:
Asset management fees (Note 3)	9,470	40,871	18,437	55,311
Legal and accounting fees	20,265	26,165	2,600	24,132
Write-off of other assets	-	-	-	2,700
Other	1,933	7,697	2,942	6,535

Total operating expenses	31,668	74,733	23,979	88,678

Loss from operations	(31,668)	(69,485)	(23,291)	(82,306)
Gain on sale of Local Limited Partnerships	-	47,425	-	-

Interest income	1	5	2	6

Net loss	$(31,667)	$(22,055)	$(23,289)	$(82,300)

Net loss allocated to:
General Partner	$(32)	$(22)	$(23)	$(82)

Limited Partners	$(31,635)	$(22,033)	$(23,266)	$(82,218)

Net loss per Partnership Unit	$(2)	$(2)	$(2)	$(6)

Outstanding weighted Partnership Units	12,937	12,937	13,128	13,128

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ DEFICIT
For the Nine Months Ended December 31, 2017
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2017	$(12,403)	$(1,047,389)	$(1,059,792)

Net loss	(22)	(22,033)	(22,055)

Partners’ deficit at December 31, 2017	$(12,425)	$(1,069,422)	$(1,081,847)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 31, 2017 and 2016
(Unaudited)

	2017	2016
Cash flows from operating activities:
Net loss	$(22,055)	$(82,300)
Adjustments to reconcile net loss to net
cash used in operating activities:
(Increase) decrease in other assets	(4,780)	2,700
Increase in accrued fees and expenses due to
General Partner and affiliates	5,088	75,978
Gain on sale of Local Limited Partnerships	(47,425)	-

Net cash used in operating activities	(69,172)	(3,622)

Cash flows from investing activities:
Net proceeds from sale of Local Limited Partnerships	47,425	-

Net cash provided by investing activities	47,425	-

Net decrease in cash and cash equivalents	(21,747)	(3,622)

Cash and cash equivalents, beginning of period	38,303	41,923

Cash and cash equivalents, end of period	$16,556	$38,301

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended December 31, 2017
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2018. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2017.

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

The partnership agreement authorized the sale of up to 25,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units has concluded, and 13,153 Partnership Units representing subscriptions in the amount of $13,119,270, net of dealer discounts of $31,220 and volume discounts of $2,510, had been accepted. As of December 31, 2017 and March 31, 2017 a total of 12,937 and 13,042 Partnership Units remain outstanding, respectively. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the “Limited Partners”) in the Partnership will be allocated the remaining 99.9% of these items in proportion to their respective investments.

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
For the Quarterly Period Ended December 31, 2017
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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2019.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended December 31, 2017
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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2017.

During the year ended March 31, 2016, the Partnership sold its Local Limited Partnership interest in FDI-Green Manor 2003 (“Green Manor”) and FDI-Pine Meadows 2003 (“Pine Meadows”). The Partnership received proceeds of $65,000 and recognized a gain of $58,099 during the year ended March 31, 2016. The Compliance Periods for Green Manor and Pine Meadows expire in 2018. Recapture Guarantee Surety Bonds were issued to purchasers to guarantee the repayment of the recaptured tax credits and interests arising from any non-compliance as provided in Section 42 of the Internal Revenue Code arising after the date of the sale.

During the nine months ended December 31, 2017, the Partnership sold its Local Limited Partnership interest in Catoosa Senior Village, L.P. (“Catoosa”). Catoosa was appraised for $920,000 and had a mortgage balance of $2,198,475 as of December 31, 2016. The Partnership received $31,200 in cash proceeds, $29,700 of which were used to reimburse the General Partner or affiliates for expenses paid on its behalf and the remaining $1,500 will be retained in reserves for future operating expenses. The Partnership incurred $2,650 in sale related expenses which was netted against the proceeds from the sale in calculating the gain on sale. The Partnership’s investment balance is zero; therefore, a gain of $28,550 was recorded. The Compliance Period for Catoosa has not yet expired. A Recapture Guarantee Surety Bond was issued to purchaser to guarantee the repayment of the recaptured tax credits and interests arising from any non-compliance as provided in Section 42 of the Internal Revenue Code arising after the date of the sale.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended December 31, 2017
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

During the nine months ended December 31, 2017, the Partnership sold its Local Limited Partnership interest in Melodie Meadows Associates, Ltd (“Melodie”) through a redemption agreement. Melodie was appraised for $530,000 and had a mortgage balance of $1,258,276 as of December 31, 2016. The Partnership received $21,000 in cash proceeds, $19,500 of which were used to reimburse the General Partner or affiliates for expenses paid on its behalf and the remaining $1,500 will be retained in reserves for future operating expenses. The Partnership incurred $2,125 in sale related expenses which was netted against the proceeds from the sale in calculating the gain on sale. The Partnership’s investment balance is zero; therefore, a gain of $18,875 was recorded. The Compliance Period for Melodie expires in 2017. The respective purchasers have guaranteed that the Local Limited Partnership will stay in compliance with the Low Income Housing Tax Credit code; therefore there is no risk of recapture to the investors of the Partnership.

As of December 31, 2017, the Partnership has identified the following Local Limited Partnerships for possible disposition:

Local Limited Partnership	Debt at 12/31/2016	Appraisal value	Estimated sales price	Estimated sales expenses	Estimated sale date
Humboldt Village, L.P.	$2,148,854	$1,600,000	(*)	$1,380	(*)
Starlight Place, L.P.	$350,898	$660,000	(*)	$3,400	(*)

(*) Estimated sales price and estimated sale date has not yet been determined.

The proceeds from the disposition of any of the Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement. Any remaining proceeds will be paid to the Partners of the Local Limited Partnership, including the Partnership, in according to the terms of the particular Local Limited Partnership Agreement. The sale may be subject to other obligations and restrictions. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complexes. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership, as the proceeds would be used first to pay Local Limited Partnership’s obligations and funding reserves.

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

“Equity in losses of Local Limited Partnerships” for each of the periods ended December 31, 2017 and 2016, respectively has been recorded by the Partnership. Management’s estimate for the three and nine month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended December 31, 2017
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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of December 31, 2017 and March 31, 2017, the Partnership had $16,556 and $38,303 in cash and cash equivalents, respectively.

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
For the Quarterly Period Ended December 31, 2017
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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of December 31, 2017 and March 31, 2017, the Partnership owned limited partnership interests in 2 and 4 Local Limited Partnerships, respectively, each of which owns one Housing Complex, consisting of an aggregate of 118 and 218 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and tax credits of the Local Limited Partnerships.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended December 31, 2017
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the nine months ended December 31, 2017 and 2016 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2017	2016
Revenues	$601,000	$951,000
Expenses:
Interest expense	93,000	119,000
Depreciation and amortization	185,000	338,000
Operating expenses	455,000	705,000
Total expenses	733,000	1,162,000

Net loss	$(132,000)	$(211,000)
Net loss allocable to the Partnership	$(131,000)	$(211,000)
Net loss recorded by the Partnership	$-	$-

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)
An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $40,871 and $55,311 were incurred during the nine months ended December 31, 2017 and 2016, respectively. The Partnership paid the General Partner and its affiliates $49,200 and $0 during the nine months ended December 31, 2017 and 2016, respectively.

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

(c)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements paid were $30,000 and $10,000 during the nine months ended December 31, 2017 and 2016, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended December 31, 2017
 (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	December 31, 2017	March 31, 2017

Asset management fee payable	$1,030,370	$1,038,699
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	72,813	59,396
Total	$1,103,183	$1,098,095

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2017 and 2016, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at December 31, 2017 consisted of $17,000 in cash and cash equivalents and $5,000 in other assets. Liabilities at December 31, 2017 consisted of $1,103,000 of accrued fees and expenses due to General Partner and affiliates.

Results of Operations

Three Months Ended December 31, 2017 Compared to Three Months Ended December 31, 2016 The Partnership's net loss for the three months ended December 31, 2017 was $32,000, reflecting an increase of $9,000 from the net loss of $23,000 for the three months ended December 31, 2016. Reporting fees decreased by $1,000 for the three months ended December 31, 2017. These fees vary depending on when the Local Limited Partnerships’ cash flows will allow for the payment. Asset management fees decreased by $9,000 for the three months ended December 31, 2017. These fees are calculated based on the value of the invested assets, which decreased due to the sale of Local Limited Partnerships. There was an $18,000 increase in legal and accounting fees for the three months ended December 31, 2017 due to the timing of the accounting work performed. Other expenses decreased by $1,000 for the three months ended December 31, 2017. The change was largely due to the professional services for proxy fulfillment and voting performed for the three months ended December 31, 2016.

Nine Months Ended December 31, 2017 Compared to the Nine Months Ended December 31, 2016 The Partnership's net loss for the nine months ended December 31, 2017 was $22,000, reflecting a decrease of $60,000 from the net loss of $82,000 for the nine months ended December 31, 2016. The change was largely due to a $47,000 increase in gain on sale during the nine months ended December 31, 2017. The gain on sale of Local Limited Partnerships will vary from period to period depending on the value and sales price of the Housing Complexes that have been identified for disposition and the closing date of such transaction. Reporting fees decreased by $1,000 for the nine months ended December 31, 2017. These fees vary depending on when the Local Limited Partnerships’ cash flows will allow for the payment. Asset management fees decreased $14,000 for the nine months ended December 31, 2017 compared to the nine months ended December 31, 2016. The fees are calculated based on the value of invested assets which decreased due to the sales of Local Limited Partnerships. There was a $2,000 increase in legal and accounting fees for the nine months ended December 31, 2017 due to the timing of the accounting work performed. Write-off of other expenses decreased by $3,000 during the nine months ended December 31, 2017 compared to nine months ended December 31, 2016. Capitalized costs from potential disposition of Local Limited Partnerships were previously expensed due to the length of time it has taken to dispose of the properties. Other expenses increased by $1,000 for the nine months ended December 31, 2017 compared to December 31, 2016. The change was largely due to the professional services for proxy fulfillment and voting performed for the nine months ended December 31, 2017.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Capital Resources and Liquidity

Nine Months Ended December 31, 2017 Compared to Nine Months Ended December 31, 2016 The net decrease in cash and cash equivalents during the nine months ended December 31, 2017 was $22,000, compared to the net decrease in cash and cash equivalents of $4,000 during the nine months ended December 31, 2016. During the nine months ended December 31, 2017, the Partnership received $47,000 in net proceeds from the disposition of Local Limited Partnerships compared to no proceeds received during the nine months ended December 31, 2016. Proceeds received from disposition vary depending on the sale prices and the value of the Housing Complexes that are sold. The Partnership paid $49,000 in accrued asset management fees and $30,000 of operating advances to the General Partner or affiliates during the nine months ended December 31, 2017 compared to $0 and $10,000 paid during the nine months ended December 31, 2016. The reimbursement of operating expenses and asset management fees are paid after management reviews the cash position of the Partnership. Reporting fees decreased by $1,000 for the nine months ended December 31, 2017. The Local Limited Partnerships pay reporting fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

During the nine months ended December 31, 2017, accrued payables, which consist primarily of asset management fees to the General Partner or affiliates, increased by $5,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2017, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2019.

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

(b)
Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at December 31, 2017 and March 31, 2017, (ii) the Condensed Statements of Operations for the three and nine months ended December 31, 2017 and 2016, (iii) the Condensed Statement of Partners’ Deficit for the nine months ended December 31, 2017, (iv) the Condensed Statements of Cash Flows for the nine months ended December 31, 2017 and 2016 and (v) the Notes to Condensed Financial Statements.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10

	By: WNC & ASSOCIATES, INC.		General Partner

Date: February 6, 2018	By:	/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date: February 6, 2018	By:	/s/ Melanie R. Wenk
Melanie R. Wenk
Senior Vice President - Chief Financial Officer of WNC & Associates, Inc.