Form 10-Q
period 2018-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 10
filed 2018-07-31
CIK 1156815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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
(A California Limited Partnership)

INDEX TO FORM 10-Q
 For the Quarterly Period Ended June 30, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	As of June 30, 2018 and March 31, 2018	3

	Condensed Statements of Operations
	For the Three Months Ended June 30, 2018 and 2017	4

	Condensed Statement of Partners' Deficit
	For the Three Months Ended June 30, 2018	5

	Condensed Statements of Cash Flows
	For the Three Months Ended June 30, 2018 and 2017	6

	Notes to Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	16

Item 4.	Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

Signatures		19

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2018	March 31, 2018
ASSETS
Cash and cash equivalents	$32,496	$21,659
Investments in Local Limited Partnerships, net (Note 2)	-	-
Other assets	5,930	4,780

Total Assets	$38,426	$26,439

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$1,153,966	$1,116,895

Total Liabilities	1,153,966	1,116,895

Partners’ Deficit:
General Partner	(12,459)	(12,434)
Limited Partners (25,000 Partnership Units authorized; 12,937 Partnership Units issued and outstanding)	(1,103,081)	(1,078,022)

Total Partners’ Deficit	(1,115,540)	(1,090,456)

Total Liabilities and Partners’ Deficit	$38,426	$26,439

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2018 and 2017
 (Unaudited)

	2018	2017
	Three Months	Three Months
Operating income:
Reporting fees	$7,433	$5,248
Distribution income	3,401	-

Total operating income	10,834	5,248

Operating expenses:
Asset management fees (Note 3)	9,470	18,437
Legal and accounting fees	22,375	-
Other	4,076	2,688

Total operating expenses	35,921	21,125

Loss from operations	(25,087)	(15,877)

Gain on sale of Local Limited Partnerships	-	28,550

Interest income	3	2

Net income (loss)	$(25,084)	$12,675

Net income (loss) allocated to:
General Partner	$(25)	$13

Limited Partners	$(25,059)	$12,662

Net income (loss) per Partnership Unit	$(2)	$1

Outstanding weighted Partnership Units	12,937	12,957

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ DEFICIT
For the Three Months Ended June 30, 2018
 (Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2018	$(12,434)	$(1,078,022)	$(1,090,456)

Net loss	(25)	(25,059)	(25,084)

Partners’ deficit at June 30, 2018	$(12,459)	$(1,103,081)	$(1,115,540)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2018 and 2017
(Unaudited)

	2018	2017
Cash flows from operating activities:
Net income (loss)	$(25,084)	$12,675
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Increase (decrease) in accrued fees and expenses due to
General Partner and affiliates	37,071	(5,924)
Increase in other assets	(1,150)	-
Gain on sale of Local Limited Partnerships	-	(28,550)
Net cash provided by (used in) operating activities	10,837	(21,799)

Cash flows from investing activities:
Net proceeds from sale of Local Limited Partnerships	-	28,550

Net cash provided by investing activities	-	28,550

Net increase in cash and cash equivalents	10,837	6,751

Cash and cash equivalents, beginning of period	21,659	38,303

Cash and cash equivalents, end of period	$32,496	$45,054

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended June 30, 2018
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2019. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2018.

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

The partnership agreement authorized the sale of up to 25,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units has concluded, and 13,153 Partnership Units representing subscriptions in the amount of $13,119,270, net of dealer discounts of $31,220 and volume discounts of $2,510, had been accepted. As of June 30, 2018 and March 31, 2018, a total of 12,937 Partnership Units remain outstanding. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the “Limited Partners”) in the Partnership will be allocated the remaining 99.9% of these items in proportion to their respective investments.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended June 30, 2018
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
For the Quarterly Period Ended June 30, 2018
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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2019.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2018.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended June 30, 2018
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

As of March 31, 2018, the Partnership sold its Local Limited Partnership interest in FDI-Green Manor 2003 (“Green Manor”), FDI-Pine Meadows 2003 (“Pine Meadows”), Catoosa Senior Village, L.P. (“Catoosa”) and Melodie Meadows Associates, Ltd. (“Melodie”). The Compliance Periods for Green Manor and Pine Meadows expire in 2018. Recapture Guarantee Surety Bonds were issued to the Purchasers to guarantee the repayment of the recaptured tax credits and interests arising from any non-compliance as provided in Section 42 of the Internal Revenue Code arising after the date of the sale. The Compliance Periods for Catoosa and Melodie have been completed, therefore, there is no risk of recapture to the investors of the Partnership

As of June 30, 2018 the Partnership has identified the following Local Limited Partnerships for possible disposition.

Local Limited Partnership	Debt at 12/31/17	Appraisal value	Estimated sales price	Estimated sales date	Estimated sale expenses

Humboldt Village, L.P.	$ 2,122,826	$ 1,600,000	(*)	(*)	$ 1,380
Starlight Place, L.P.	$ 347,499	$ 660,000	$ 52,000	7/31/18	$ 4,550

(*) Estimated sales price and sales date has yet to be determined. The Local Limited Partnership is not under contract to be purchased as of the report filing.

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
For the Quarterly Period Ended June 30, 2018
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

“Equity in losses of Local Limited Partnerships” for each of the periods ended June 30, 2018 and 2017, respectively, has been recorded by the Partnership. Management’s estimate for the three month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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
For the Quarterly Period Ended June 30, 2018
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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Partnership had $32,496 and $21,659 of cash equivalents as of June 30, 2018 and March 31, 2018, respectively.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns.  The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure. Income tax returns filed by the Partnership are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2015 remain open.

Net Income (Loss) per Partnership Unit

Net income (loss) per Partnership Unit includes no dilution and is computed by dividing net income (loss) available to Limited Partners by the weighted average number of Partnership Units outstanding during the period. Calculation of diluted net income (loss) per Partnership Unit is not required.

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
For the Quarterly Period Ended June 30, 2018
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
For the Quarterly Period Ended June 30, 2018
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, 2018 and March 31, 2018, the Partnership owned limited partnership interests in 2 Local Limited Partnerships, each of which owns one Housing Complex, consisting of an aggregate of 118 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and tax credits of the Local Limited Partnerships.

Selected financial information for the three months ended June 30, 2018 and 2017 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2018	2017

Revenues	$201,000	$247,000
Expenses:
Interest expense	31,000	34,000
Depreciation and amortization	61,000	81,000
Operating expenses	132,000	195,000
Total expenses	224,000	310,000

Net loss	$(23,000)	$(63,000)
Net loss allocable to the Partnership	$(23,000)	$(63,000)
Net loss recorded by the Partnership	$-	$-

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
For the Quarterly Period Ended June 30, 2018
 (Unaudited)

NOTE 3 – RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)
An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $9,470 and $18,437 were incurred during the three months ended June 30, 2018 and 2017, respectively. The Partnership paid the General Partner and its affiliates $0 and $29,700 during the three months ended June 30, 2018 and 2017, respectively.

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

(c)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. No operating expense reimbursements were paid for all periods presented.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	June 30, 2018	March 31, 2018

Asset management fee payable	$1,049,310	$1,039,840
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	104,656	77,055
Total	$1,153,966	$1,116,895

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2019.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2018 and 2017, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2018 consisted of $32,000 in cash and cash equivalents and $6,000 in other assets. Liabilities at June 30, 2018 consisted of $1,154,000 of accrued fees and expenses due to General Partner and affiliates.

Results of Operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017 The Partnership's net loss for the three months ended June 30, 2018 was $25,000, reflecting a decrease of approximately $38,000 from the net income of $13,000 for the three months ended June 30, 2017. The change was largely due to no gain on sale for the three months ended June 30, 2018 compared to gain on sale of a Local Limited Partnerships of $29,000 for the three months ended June 30, 2017. The gain recorded by the Partnership can vary depending on the sales price and the value of the Local Limited Partnership interests that are sold. The Partnership received $11,000 of reporting fees and distribution income for the three months ended June 30, 2018 compared to $5,000 of reporting fees received for the three months ended June 30, 2017. The fees vary as Local Limited Partnerships pay the reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment. There was a $22,000 increase in legal and accounting expenses for the three months ended June 30, 2018 due to the timing of the accounting work performed. Other expenses increased by $1,000 for the three months ended June 30, 2018, mainly due to the professional services for proxy fulfillment and voting performed during the three months ended June 30, 2018.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Capital Resources and Liquidity

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017 The net increase in cash and cash equivalents during the three months ended June 30, 2018 was $11,000 compared to a net increase in cash and cash equivalents of $7,000 for the three months ended June 30, 2017. No payment of accrued asset management fees or operating advances to the General Partner or affiliates occurred during the three months ended June 30, 2018 compared to $30,000 and $0, respectively, paid during the three months ended June 30, 2017. The reimbursement of operating expenses and accrued asset management fees are paid after management reviews the cash position of the Partnership. No disposition proceeds were received during the three months ended June 30, 2018 compared to net proceeds received of $29,000 from the disposition of one Local Limited Partnership during the three months ended June 30, 2017. Net proceeds received from dispositions vary from period to period, as discussed above.

During the three months ended June 30, 2018 accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner or affiliates, increased by $37,000 as compared to March 31, 2018. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of June 30, 2018, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2019.

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

(b)
Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

32.2
Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at June 30, 2018 and March 31, 2018, (ii) the Condensed Statements of Operations for the three months ended June 30, 2018 and 2017, (iii) the Condensed Statement of Partners’ Deficit for the three months ended June 30, 2018, (iv) the Condensed Statements of Cash Flows for the three months ended June 30, 2018 and 2017 and (v) the Notes to Condensed Financial Statements.

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

Date: July 31, 2018

By: /s/ Melanie R. Wenk

Melanie R. Wenk
Senior Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date: July 31, 2018