Form 10-Q
period 2018-09-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 10
filed 2018-10-24
CIK 1156815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Large accelerated filer___   Accelerated filer___  Non-accelerated filer     X      Smaller reporting company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes     No               X

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
(A California Limited Partnership)

INDEX TO FORM 10-Q

For the quarterly period ended September 30, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	As of September 30, 2018 and March 31, 2018	3

	Condensed Statements of Operations
	For the Three and Six Months Ended September 30, 2018 and 2017	4

	Condensed Statement of Partners' Deficit
	For the Six Months Ended September 30, 2018	5

	Condensed Statements of Cash Flows
	For the Six Months Ended September 30, 2018 and 2017	6

	Notes to Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	16

Item 4.	Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

Signatures		19

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

CONDENSED BALANCE SHEETS
 (Unaudited)

	September 30, 2018	March 31, 2018
ASSETS
Cash and cash equivalents	$2,500	$21,659
Investments in Local Limited Partnerships, net (Note 2)	-	-
Other assets	1,380	4,780

Total Assets	$3,880	$26,439

LIABILITIES AND PARTNERS’ DEFICIT

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$1,086,270	$1,116,895

Total Liabilities	1,086,270	1,116,895

Partners’ Deficit:
General Partner	(12,426)	(12,434)
Limited Partners (25,000 Partnership Units authorized; 12,937 Partnership Units issued and outstanding)	(1,069,964)	(1,078,022)

Total Partners’ Deficit	(1,082,390)	(1,090,456)

Total Liabilities and Partners’ Deficit	$3,880	$26,439

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended September 30, 2018 and 2017
 (Unaudited)

	2018		2017
	Three	Six	Three	Six
	Months	Months	Months	Months

Operating income:
Reporting fees	$-	$7,433	$-	$5,248
Distribution income	-	3,401	-	-

Total operating income	-	10,834	-	5,248

Operating expenses:
Asset management fees (Note 3)	6,443	15,913	12,964	31,401
Legal and accounting fees	-	22,375	5,900	5,900
Other	2,458	6,534	3,076	5,764

Total operating expenses	8,901	44,822	21,940	43,065

Loss from operations	(8,901)	(33,988)	(21,940)	(37,817)

Gain on sale of Local Limited Partnerships	42,047	42,047	18,875	47,425

Interest income	4	7	2	4

Net income (loss)	$33,150	$8,066	$(3,063)	$9,612

Net income (loss) allocated to:
General Partner	$33	$8	$(3)	$10

Limited Partners	$33,117	$8,058	$(3,060)	$9,602

Net income per Partnership Unit	$3	$1	$-	$1

Outstanding weighted Partnership Units	12,937	12,937	12,937	12,937

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ DEFICIT
For the Six Months Ended September 30, 2018
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2018	$(12,434)	$(1,078,022)	$(1,090,456)

Net income	8	8,058	8,066

Partners’ deficit at September 30, 2018	$(12,426)	$(1,069,964)	$(1,082,390)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30, 2018 and 2017
(Unaudited)

	2018	2017
Cash flows from operating activities:
Net income	$8,066	$9,612
Adjustments to reconcile net income to net
cash used in operating activities:
Decrease in other assets	3,400	-
Decrease in accrued fees and expenses due to General Partner and affiliates	(30,625)	(11,859)
Gain on sale of Local Limited Partnerships	(42,047)	(47,425)
Net cash used in operating activities	(61,206)	(49,672)

Cash flows from investing activities:
Net proceeds from sale of Local Limited Partnerships	42,047	47,425

Net cash provided by investing activities	42,047	47,425
Net decrease in cash and cash equivalents	(19,159)	(2,247)

Cash and cash equivalents, beginning of period	21,659	38,303

Cash and cash equivalents, end of period	$2,500	$36,056

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended September 30, 2018
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2019. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2018.

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

The partnership agreement authorized the sale of up to 25,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units has concluded, and 13,153 Partnership Units representing subscriptions in the amount of $13,119,270, net of dealer discounts of $31,220 and volume discounts of $2,510, had been accepted. As of September 30, 2018 and March 31, 2018, a total of 12,937 Partnership Units, remain outstanding. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the “Limited Partners”) in the Partnership will be allocated the remaining 99.9% of these items in proportion to their respective investments.

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
For the Quarterly Period Ended September 30, 2018
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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2019.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended September 30, 2018
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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2018.

As of March 31, 2018, the Partnership sold its Local Limited Partnership interest in FDI-Green Manor 2003 (“Green Manor”), FDI-Pine Meadows 2003 (“Pine Meadows”), Catoosa Senior Village, L.P. (“Catoosa”) and Melodie Meadows Associates, Ltd. (“Melodie”). The Compliance Periods for Green Manor and Pine Meadows expire in 2018. Recapture Guarantee Surety Bonds were issued to the Purchasers to guarantee the repayment of the recaptured tax credits and interests arising from any non-compliance as provided in Section 42 of the Internal Revenue Code arising after the date of the sale. The Compliance Periods for Catoosa and Melodie have been completed, therefore, there is no risk of recapture to the investors of the Partnership

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended September 30, 2018
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

During the six months ended September 30, 2018, the Partnership sold its Local Limited Partnership interest in Starlight Place, L.P.(“Starlight”), resulting in the termination of the Partnership’s Local Limited Partnership interest. Starlight was appraised for $660,000 and had a mortgage note balance of $347,499 as of December 31, 2017. The Partnership received $52,000 in cash proceeds which was used to pay accrued operation expenses. The Partnership has incurred $9,953 in sales related expenses which will be netted against the proceeds from the sale for calculating the gain on the sale. The Partnership’s investment balance is zero; therefore, a gain of $42,047 was recorded. The Compliance Period for Starlight will expire in 2020. Recapture Guarantee Surety Bonds were issued to the Purchasers to guarantee the repayment of any recaptured tax credits and interests arising from non-compliance as provided in Section 42 of the Internal Revenue Code after the date of the sale.

 As of September 30, 2018, the Partnership has identified the following Local Limited Partnerships for possible disposition.

Local Limited Partnership	Debt at 12/31/17	Appraisal value	Estimated sales price	Estimated sales date	Estimated sale expenses

Humboldt Village, L.P.	$2,122,826	$1,810,000	(*)	(*)	$1,380

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
For the Quarterly Period Ended September 30, 2018
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

“Equity in losses of Local Limited Partnerships” for each of the periods ended September 30, 2018 and 2017, respectively, has been recorded by the Partnership. Management’s estimate for the six month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Partnership had $2,500 and $21,659 of cash equivalents as of September 30, 2018 and March 31, 2018, respectively.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended September 30, 2018
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
For the Quarterly Period Ended September 30, 2018
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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of September 30, 2018 and March 31, 2018, the Partnership owned limited partnership interests in 1 and 2 Local Limited Partnerships, respectively, each of which owns one Housing Complex, consisting of an aggregate of 66 and 118 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and tax credits of the Local Limited Partnerships.

Selected financial information for the six months ended September 30, 2018 and 2017 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2018	2017
Revenues	$250,000	$400,000
Expenses:
Interest expense	48,000	62,000
Depreciation and amortization	54,000	124,000
Operating expenses	149,000	303,000
Total expenses	251,000	489,000

Net loss	$(1,000)	$(89,000)
Net loss allocable to the Partnership	$(1,000)	$(87,000)
Net loss recorded by the Partnership	$-	$-

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
For the Quarterly Period Ended September 30, 2018
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)
An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $15,913 and $31,401 were incurred during the six months ended September 30, 2018 and 2017, respectively. The Partnership paid the General Partner and its affiliates $0 and $29,700 during the six months ended September 30, 2018 and 2017, respectively.

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

(c)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements paid were $82,000 and $30,000 during the six months ended September 30, 2018 and 2017, respectively.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	September 30, 2018	March 31, 2018

Asset management fee payable	$1,055,753	$1,039,840
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	30,517	77,055

Total	$1,086,270	$1,116,895

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2018 and 2017, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at September 30, 2018 consisted of $3,000 in cash and cash equivalents and $1,000 of other assets. Liabilities at September 30, 2018 consisted of $1,086,000 of accrued fees and expenses due to General Partner and affiliates.

Results of Operations

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017 The Partnership's net income for the three months ended September 30, 2018 was $33,000, reflecting an increase of $36,000 from the net loss of $3,000 for the three months ended September 30, 2017. The change was largely due to a $23,000 increase in gain on sale of Local Limited Partnership during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The gain on sale of Local Limited Partnerships will vary from period to period depending on the value and sales price of the Housing Complexes that have been identified for disposition and the closing date of such transaction. Asset management fees decreased by $7,000 for the three months ended September 30, 2018. These fees are calculated based on the value of the invested assets, which decreased due to the sale of Local Limited Partnerships. There was a $6,000 decrease in legal and accounting fees for the three months ended September 30, 2018 due to the timing of the accounting work performed.

Six Months Ended September 30, 2018 Compared to Six Months Ended September 30, 2017 The Partnership's net income for the six months ended September 30, 2018 was $8,000, reflecting a decrease of approximately $2,000 from the net income of $10,000 for the six months ended September 30, 2017. The change was partially due to a $5,000 decrease in gain on sale during the six months ended September 30, 2018. The gain on sale of Local Limited Partnerships will vary from period to period depending on the value and sales price of the Housing Complexes that have been identified for disposition and the closing date of such transaction. Asset management fees decreased by $15,000 for the six months ended September 30, 2018. These fees are calculated based on the value of the invested assets, which decreased due to the sale of Local Limited Partnerships. There was a $16,000 increase in legal and accounting fees for the six months ended September 30, 2018 due to the timing of the accounting work performed. The Partnership received $7,000 of reporting fees and $3,000 of distributions during the six months ended September 30, 2018 compared to $5,000 of reporting fees received for the six months ended September 30, 2017. The fees vary as Local Limited Partnerships pay the reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Capital Resources and Liquidity

Six Months Ended September 30, 2018 Compared to Six Months Ended September 30, 2017 Net cash used during the six months ended September 30, 2018 was $19,000, compared to net cash used during the six months ended September 30, 2017 of $2,000. During the six months ended September 30, 2018, the Partnership received $42,000 in net proceeds from the disposition of Local Limited Partnerships compared to $47,000 received during the six months ended September 30, 2017. The net proceeds received from the sale of Local Limited Partnerships will vary from period to period depending on the values and sale prices of the Housing Complexes that have been disposed and the closing dates of such transactions. The Partnership paid $0 in accrued asset management fees and $82,000 of operating advances to the General Partner or affiliates during the six months ended September 30, 2018 compared to $30,000 and $30,000, respectively, paid during the six months ended September 30, 2017. The reimbursement of operating expenses and asset management fees are paid after management reviews the cash position of the Partnership. In addition, the Partnership received $7,000 of reporting fees and $3,000 of distributions during the six months ended September 30, 2018 compared to $5,000 of reporting fees received for the six months ended September 30, 2017, as discussed above.

During the six months ended September 30, 2018, accrued payables, which consist primarily of asset management fees to the General Partner or its affiliates, decreased by $31,000, compared to the six months ended September 30, 2017. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of September 30, 2018, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2019.

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

(b)
Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

32.2
Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at September 30, 2018 and March 31, 2018, (ii) the Condensed Statements of Operations for the three and six months ended September 30, 2018 and September 30, 2017, (iii) the Condensed Statement of Partners’ Deficit for the six months ended September 30, 2018, (iv) the Condensed Statements of Cash Flows for the six months ended September 30, 2018 and September 30, 2017 and (v) the Notes to Condensed Financial Statements.

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

Date: October 24, 2018

By: /s/ Melanie R. Wenk

Melanie R. Wenk
Senior Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date: October 24, 2018